Form 10-Q
period 2021-03-31
Clover Leaf Capital Corp.
filed 2021-09-02
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40625

CLOVER LEAF CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2303279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Yntegra Capital Investments, LLC 1450 Brickell Avenue, Suite 2520 Miami, FL 33131
(Address of Principal Executive Offices, including zip code)

(305) 577-0031
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Right to receive one-eighth (1/8) of one share of Class A Common Stock upon the consummation of an initial business combination	CLOEU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CLOE	The Nasdaq Stock Market LLC
Rights, every eight (8) rights entitles the holder to receive one share of Class A Common Stock upon the consummation of an initial business combination	CLOER	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of September 1, 2021, there were 14,645,135 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

March 31, 2021
Assets
Current Assets:
Cash	$18,457
Total current assets	18,457
Deferred offering cost	84,257
Total assets	$102,714

Liabilities and Stockholder’s Equity
Current Liabilities:
Accrued offering costs and expenses	$40,939
Promissory Note - Related Party	37,500
Total current liabilities	78,439

Commitments and Contingencies (see Note 6)	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding(1)	359
Additional paid-in capital	24,641
Accumulated deficit	(725)
Total stockholder’s equity	24,275
Total Liabilities and Stockholder’s Equity	$102,714

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the period from February 25, 2021 (inception) through March 31, 2021
Formation cost	$725
Loss from Operations	(725)

Net loss	$(725)

Basic and diluted weighted average shares outstanding(1)	3,125,000
Basic and diluted net loss per common stock	$(0.00)

(1)	Excludes 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(725)	(725)
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(725)	$24,275

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(725)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	725
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholders	25,000
Payment of deferred offering costs	(6,543)
Net cash provided by financing activities	18,457

Net change in cash	18,457
Cash, February 25, 2021 (inception)	-
Cash, end of the period	$18,457

Supplemental disclosure of cash flow information:
Deferred offering costs paid by promissory note – related party	$36,775
Accrued offering costs	$40,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Clover Leaf Capital Corp. (the “Company”) a blank check company recently incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue the initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business engaged in the cannabis industry.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 19, 2021 (the “Effective Date”). Subsequent to March 31, 2021, on July 22, 2021, the Company consummated its IPO of 13,831,230 Units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 675,593 Units which is discussed in Note 4 (the “Private Placement”), at a price of $10.00 per Unit, in a private placement to the Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Transaction costs amounted to $9,562,126 consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares and $571,826 of other cash offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to pay the Company’s franchise and income taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial Business Combination within 12 months from the closing of the IPO (or up to 21 months if the Company extends the period of time to consummate an initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within 12 months from the closing of the IPO (or up to 21 months if the Company extends the period of time to consummate an initial Business Combination), subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require it to seek stockholder approval under applicable law or stock exchange listing requirement. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the IPO to complete the initial Business Combination or may extend the period of time to complete the initial Business Combination by three additional three-month periods (the “Combination Period”). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each additional three month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If the Company completes an initial business combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit.

If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any founder shares, private placement shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.15 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $18,457 in cash and a working capital deficit of $59,982. The Company’s liquidity needs up to March 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). As of March 31, 2021, the Company had $37,500 in borrowing under the promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

After consummation of the IPO on July 22, 2021, the Company had $1,654,310 in its operating bank account, and working capital of $1,179,238.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of one year from this filing or twelve months from consummation of the IPO. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 25, 2021 (inception) to March 8, 2021 as filed with the SEC on July 21, 2021, as well as the 8-K filed on July 28, 2021 which contains the audited balance sheet as of July 22, 2021. The interim results for the three months ended March 31, 2021 and for the period from February 25, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $18,457 in cash and no cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriter, legal and listing expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. If the Initial Public Offering proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Class A Common Stock Subject to Possible Redemption

As of March 31, 2021, there were no shares of Class A common stock issued or outstanding. The Company will account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from February 25, 2021(inception) through March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On July 22, 2021, the Company consummated its IPO of 13,831,230 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $138,312,300 (see Note 8). This included 1,331,230 units due to a partial over-allotment exercised by the underwriters. The underwriters forfeited their remaining over-allotment option on July 28, 2021 (see Note 8). Each Unit consists of (i) one share of Class A common stock and (ii) one right to receive one-eighth (1/8) of a share of Class A common stock upon the consummation of the initial Business Combination (the “rights” or “public rights”) (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Unit ($5,718,590 in the aggregate) and the representative has committed to purchase an aggregate of 103,734 Private Placement Units at a price of $10.00 per Unit ($1,037,340 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each Private Placement Unit is identical to the Units offered in the IPO except as described below.

The Private Placement Units and their component securities will not be transferable, assignable or salable until after the completion of the initial Business Combination except to permitted transferees. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

Note 5 — Related Party Transactions

Founder Shares

In March 2021, the Sponsor paid $25,000 in consideration for 3,593,750 shares of Class B common stock (the “founder shares”). The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO (excluding shares included in the private placement units or the shares of Class A common stock issuable to Maxim). Up to 468,750 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 of their full 1,875,000 option. This means that 332,808 of the founder shares are no longer subject to forfeiture. The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

On April 8, 2021, the Sponsor transferred a membership interest (the “Interest”) to 3 of the Company’s officers and the 3 Independent Directors of 75,000 Founder Shares. The Interest relates solely to the number of Founder Shares laid out in their respective agreements. The transferred shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, any of the grantees ceases to remain in their role, either voluntarily or for a cause, (a “Separation Event”), 100% of the shares granted will be automatically and immediately transferred back to the Sponsor upon such Separation Event. Since the stock granted to both directors and to the officers contains the performance condition of consummating a business combination, the Company has determined the appropriate accounting treatment is to defer recognition of the compensation costs until the consummation of an initial Business Combination in accordance with ASC Topic 718 – “Compensation – Stock Compensation”.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the closing price of the shares of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares (the “lock-up”).

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans will be repaid upon the closing of the Initial Public Offering out of the offering proceeds that have been allocated to the payment of offering expenses. As of March 31, 2021, the Company had borrowed $37,500 under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of March 31, 2021, nothing has been accrued.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Units and securities that may be issued upon conversion of Working Capital Loans and extension loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the IPO forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The Company has granted the underwriters a 30-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 units and forfeited the remainder of their over-allotment option as of July 28, 2021 (see Note 8).

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Additionally, the Company has agreed to reimburse the underwriters for out-of-pocket expenses such as for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the Representative, transaction Lucite cubes or similar commemorative items in a style as reasonably requested by the Representative, and reimbursement for background checks on our directors, director nominees and executive officers, which such fees and expenses are capped at an aggregate of $125,000, the full amount of which was paid at the time of the IPO.

Representative’s Common Stock

The Company has agreed to issue to Maxim and/or its designees, 125,000 shares of common stock (or 143,750 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option, resulting in an aggregate issuance of 138,312 representative shares. These shares were valued at a price of $10.00 which was the sale price of the units sold in the IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the period of time to consummate a business combination is extended, as described herein).

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of the IPO pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of the IPO except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Right of First Refusal

Subject to certain conditions, the Company will grant Maxim, for a period beginning on the closing of the IPO and ending 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of the IPO.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any public shares in the Initial Public Offering).

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) six months after the date of the consummation of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the initial Business Combination or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except as described herein). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (excluding shares included in the private placement units or the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination.

Rights

Each holder of a right will receive one-eighth (1/8) of one Class A common stock upon consummation of the initial business combination. In the event the Company will not be the surviving entity upon completion of the initial business combination, each holder of a right will be required to affirmatively convert its rights in order to receive the 1/8 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares of Class A common stock for the funds held in the trust account, holders of rights will not receive any such funds in exchange for their rights and the rights will expire worthless. Every eight (8) rights that you hold will entitle you to receive one share at the closing of the business combination. The Company will not issue fractional shares of Class A common stock upon exchange of the rights. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, fractional shares will be rounded up to the nearest whole share.

If the Company is unable to complete an initial business combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to any of their rights, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such rights, and all rights will expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 22, 2021, the Company consummated its IPO of 13,831,230 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $138,312,300. This included 1,331,230 units due to a partial over-allotment exercised by the underwriters. Each Unit consists of (i) one share of Class A common stock and (ii) one right to receive one-eighth (1/8) of a share of Class A common stock upon the consummation of the initial Business Combination (the “rights” or “public rights”).

The Company paid an underwriting fee at the closing of the IPO of $2,766,246 as of July 22, 2021. An additional fee of $4,840,931 was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Unit ($5,718,590 in the aggregate) and the representative has committed to purchase an aggregate of 103,734 Private Placement Units at a price of $10.00 per Unit ($1,037,340 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO.

On July 28, 2021 the underwriters forfeited the remainder of their over-allotment allocation. They exercised 1,331,230 of their full 1,875,000 option. This resulted in the forfeiture of 135,943 Founder Shares for an aggregate of 3,457,807 Founder Shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Clover Leaf Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Yntegra Capital Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company recently incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We may pursue the initial Business Combination target in any industry or geographic location, and we intend to focus our search for a target business engaged in the cannabis industry.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on July 19, 2021 (the “Effective Date”). Subsequent to June 30, 2021, on July 22, 2021, the Company consummated its IPO of 13,831,230 Units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, and the sale of 675,593 Units, at a price of $10.00 per Unit, in a private placement to the Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Transaction costs amounted to $9,562,126 consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares and $571,826 of other cash offering costs.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the common stock resulted in the issuance of common stock on a greater than one-to-one basis upon conversion of the common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt services requirements, and execution of our strategy; and

●	Other purposes and other disadvantages compared to our competitors who have less debt

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from February 25, 2021 (inception) through March 31, 2021, we had a net loss of $725, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had $18,457 in our operating bank account, and a working capital deficit of approximately $59,982.

On July 22, 2021 we consummated our IPO of 13,831,230 Units at $10.00 per Unit. Simultaneously with the IPO, consummated the sale of 675,593 Units at a price of $10.00 per Unit, in a private placement to the Sponsor and Maxim Group LLC, the representative of the underwriters.

On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021.

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Our liquidity needs up to March 31, 2021 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000. As of March 31, 2021, we had $37,500 in borrowings under the promissory note. In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans up to $1,500,000. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans. After consummation of the IPO on July 22, 2021, we had $1,654,310 in its operating bank account, and working capital of $1,179,238.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of one year from this filing or twelve months from consummation of the IPO. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We will account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated July 19, 2021 and filed with the SEC on July 21, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 22, 2021, we consummated our initial public offering of 13,831,230 units. Each unit consists of one share of Class A Common Stock and one right to receive one-eighth (1/8) of a share of Class A Common Stock upon the consummation of an initial business combination (“Right”), with every eight (8) rights entitling the holder thereof to receive one share of Class A Common Stock at the closing of the Company’s initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,312,300. The Company granted the underwriters in the IPO a 30-day option to purchase up to 1,875,000 additional units solely to cover over-allotments, of which 1,331,230 units were purchased concurrently with the closing of the IPO. On July 28, 2021, the underwriters forfeited the remainder of their over-allotment option.

On July 22, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 675,593 units (the “Private Placement Units”) to Yntegra Capital Investments, LLC and Maxim Group LLC at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $6,755,930.

Transaction costs amounted to $9,562,126, consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares and $571,826 of other cash offering costs.

Following the closing of our initial public offering on July 22, 2021, $140,386,984.50 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER LEAF CAPITAL CORP.

Date: September 2, 2021	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2021	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)