Form 10-Q
period 2021-06-30
Clover Leaf Capital Corp.
filed 2021-09-02
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three-months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 25, 2021 (inception) through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets
Current Assets:
Cash	$17,574
Total current assets	17,574
Deferred offering cost	371,571
Total assets	$389,145

Liabilities and Stockholder’s Equity
Current Liabilities:
Accrued offering costs and expenses	$198,089
Promissory Note - Related Party	173,500
Total current liabilities	371,589

Commitments and Contingencies (see Note 6)	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding(1)	359
Additional paid-in capital	24,641
Accumulated deficit	(7,444)
Total stockholder’s equity	17,556
Total Liabilities and Stockholder’s Equity	$389,145

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2021	For the period from February 25, 2021 (inception) through June 30, 2021
Formation cost	$6,720	$7,445
Loss from Operations	(6,720)	(7,445)
Other income:
Interest earned on cash held in bank	1	1
Total other income	1	1

Net loss	$(6,719)	$(7,444)

Basic and diluted weighted average shares outstanding(1)	3,125,000	3,125,000
Basic and diluted net income per common stock	$(0.00)	$(0.00)

(1)	Excludes 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE THREE
MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(725)	(725)
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(725)	$24,275
Net loss	—	—	—	—	—	(6,719)	(6,719)
Balance as of June 30, 2021	—	$—	3,593,750	$359	$23,476	$(7,444)	$17,556

(1)	Includes up to 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(7,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	6,725
Changes in operating assets and liabilities:
Accrued expenses	550
Net cash used in operating activities	(169)

Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	130,000
Payment of deferred offering costs	(137,257)
Net cash provided by financing activities	17,743

Net change in cash	17,574
Cash, February 25, 2021 (inception)	-
Cash, end of the period	$17,574

Supplemental disclosure of cash flow information:
Deferred offering costs paid by promissory note – related party	$36,775
Accrued offering costs	$197,539

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $17,574 in cash and a working capital deficit of $354,015. The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). As of June 30, 2021 the Company had $173,500 in borrowings under the promissory note. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 25, 2021 (inception) to March 8, 2021 as filed with the SEC on July 21, 2021, as well as the 8-K filed on July 28, 2021 which contains the audited balance sheet as of July 22, 2021. The interim results for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $17,574 in cash and no cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. If the Initial Public Offering proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

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

Class A Common Stock Subject to Possible Redemption

As of June 30, 2021, there were no shares of Class A common stock issued or outstanding. The Company will account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from February 25, 2021(inception) through June 30, 2021.

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

On April 8, 2021, the Sponsor transferred a membership interest (the “Interest”) to 3 of the Company’s officers and the 3 Independent Directors of 75,000 Founder Shares. The Interest relates solely to the number of Founder Shares laid out in their respective agreements. The transferred shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, any of the grantees ceases to remain in their role, either voluntarily or for a cause, (a “Separation Event”), 100% of the shares granted will be automatically and immediately transferred back to the Sponsor upon such Separation Event. Since the stock grants to both directors and to the officers contain the performance condition of consummating a business combination, the Company has determined the appropriate accounting treatment is to defer recognition of the compensation costs until the consummation of an initial Business Combination in accordance with ASC Topic 718 – “Compensation – Stock Compensation”.

The Company’s initial stockholders, including the Interests transferred to the Company’s officers and directors, have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the closing price of the shares of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares (the “lock-up”).

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans will be repaid upon the closing of the Initial Public Offering out of the of offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2021, the Company had borrowed $173,500 under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of June 30, 2021, nothing has been accrued.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any public shares in the Initial Public Offering).

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $6,719, which consisted of $6,720 in formation and operating costs offset by $1 in interest income from the operating bank account.

For the six months ended June 30, 2021, we had a net loss of $7,444, which consisted of $7,445 in formation and operating costs offset by $1 in interest income from the operating bank account.

Liquidity and Capital Resources

As of June 30, 2021, we had $17,574 in our operating bank account, and a working capital deficit of approximately $354,015.

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

Our liquidity needs up to June 30, 2021 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000. As of June 30, 2021 we had $173,500 in borrowings outstanding under the promissory note. In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans up to $1,500,000. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans. After consummation of the IPO on July 22, 2021, we had $1,654,310 in its operating bank account, and working capital of $1,179,238.

Based on the foregoing. we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of one year from this filing or twelve months from consummation of the IPO. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our Business Combination.

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

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

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