Form 10-Q
period 2021-09-30
Clover Leaf Capital Corp.
filed 2021-11-26
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 14,645,135 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 25, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Current assets:
Cash	$839,642
Prepaid expenses – current portion	189,095
Total current assets	1,028,737
Prepaid expenses – long term portion	143,000
Cash held in trust account	140,398,460
Total Assets	$141,570,197

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued costs and expenses	$111,399
Due to related party	24,237
Promissory note – related party	6,000
Total current liabilities	141,636
Deferred underwriting commissions	4,840,931
Total Liabilities	4,982,567

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 13,831,230 Class A common stock shares at redemption value of $10.15 per share	140,386,985

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 13,831,230 shares subject to possible redemption)	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346
Additional paid-in capital	-
Accumulated deficit	(3,799,782)
Total stockholders’ deficit	(3,799,355)
Total Liabilities and Stockholders’ Deficit	$141,570,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2021	For the period from February 25, 2021 (inception) through September 30, 2021
Formation cost	$330,655	$338,100
Loss from Operations	(330,655)	(338,100)
Other income:
Interest and dividends earned on cash held in Trust	11,501	11,502
Total other income	11,501	11,502

Net loss	$(319,154)	$(326,598)

Basic and diluted weighted average of redeemable Class A shares outstanding	10,639,408	4,461,687
Basic and diluted net loss per share, redeemable Class A common stock	$(0.02)	$(0.04)
Basic and diluted weighted average non-redeemable Class A and Class B shares outstanding	4,007,086	3,514,659
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholder’s
	Common Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of February 25, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to initial stockholder	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(725)	(725)
Balance as of March 31, 2021	-	$-	3,593,750	$359	$24,641	$(725)	$24,275
Net loss			-	-	-	(6,719)	(6,719)
Balance as of June 30, 2021	-	$-	3,593,750	$359	$24,641	$(7,444)	$17,556
Sales of 103,734 private placement units through the exercise of the over-allotment	103,734	10	-	-	1,037,332	-	1,037,342
Sale of 571,859 private placement units	571,859	57	-	-	5,718,531	-	5,718,588
Representative shares	138,312	14	-	-	1,383,109	-	1,383,123
Forfeiture of shares due to over-allotment not exercised in full	-	-	(135,943)	(13)	13	-	-
Class A share accretion to redemption value, net of allocation of rights proceeds and offering costs			-	-	(8,163,626)	(3,473,184)	(11,636,810)
Net loss	-	-	-	-	-	(319,154)	(319,154)
Balance as of September 30, 2021	813,905	$81	3,457,807	$346	$-	$(3,799,782)	$(3,799,355)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(326,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	6,725
Interest and dividends earned on investment in Trust	(11,476)
Interest earned on cash in bank account	(26)
Changes in operating assets and liabilities:
Accrued expenses	111,399
Prepaid expenses	(332,095)
Due to related party	24,237
Net cash used in operating activities	(527,834)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(140,386,985)
Net cash used in Investing Activities	(140,386,985)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	138,312,300
Proceeds from Private placement	6,755,931
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	130,000
Payment of promissory note to related party	(168,225)
Payment of deferred offering costs	(3,300,545)
Net cash provided by financing activities	141,754,461

Net change in cash	839,642
Cash, February 25, 2021 (inception)	-
Cash, end of the period	$839,642

Supplemental disclosure of cash flow information:
Class A share accretion to redemption value in excess of purchase price	$2,074,685
Deferred underwriters comission	$4,840,931
Deferred offering costs paid by promissory note – related party	$37,500
Representative shares issued	$1,383,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 19, 2021 (the “Effective Date”). On July 22, 2021, the Company consummated its IPO of 13,831,230 Units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, which is discussed in Note 4 (the “Initial Public Offering”), and the sale of 675,593 Units which is discussed in Note 5 (the “Private Placement”), at a price of $10.00 per Unit, in a private placement to the Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Going Concern

As of September 30, 2021, the Company had $839,642 in cash and working capital of $887,101. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 6).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of July 22, 2021 is presented as below:

	As Previously
	Reported	Adjustment	As Restated

Balance Sheet as of July 22, 2021 (per form 8-K filed on July 28, 2021)
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value ($)	$131,843,806	$8,543,179	$140,386,985
Stockholders’ equity
Class A common stock - $0.0001 par value	166	(85)	81
Class B common stock - $0.0001 par value	359	-	359
Additional paid-in capital	5,069,897	(5,069,897)	-
Accumulated deficit	(70,421)	(3,473,198)	(3,543,619)
Total stockholders’ equity (deficit)	$5,000,001	$(8,543,180)	$(3,543,179)

Shares subject to possible redemption	12,989,538	841,692	13,831,230

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from February 25, 2021 (inception) to March 8, 2021 as filed with the SEC on July 21, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $839,642 in cash and no cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the Company had $140,398,460 in investments held in the Trust Account.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Interest and dividends earned on cash held in Trust” line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities (matures February 24, 2022)	140,398,460	-	(16,035)	140,382,425
	$140,398,460	$-	$(16,035)	$140,382,425

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

Due to Related Party

The balance of $24,237 represents the amount accrued for the administrative support services provided by Sponsor commencing on July 19, 2021, the effective date of the Company’s securities through September 30, 2021.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the consummation of the Public Offering. Offering costs amounted to $9,562,126 and were charged to permanent and temporary equity, ratably with the redeemable and non-redeemable shares they are allocated to, upon the completion of the IPO.

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

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months ended September 30, 2021	For the period from February 25, 2021 (inception) through September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(231,838)	$(182,687)
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	10,639,408	4,461,687
Basic and Diluted net loss per share, redeemable Class A common stock	$(0.02)	$(0.04)

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(87,316)	$(143,911)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	4,007,086	3,514,659
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.04)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. . ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

Public Units

On July 22, 2021, the Company consummated its IPO of 13,831,230 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $138,312,300. This included 1,331,230 units due to a partial over-allotment exercised by the underwriters. The underwriters forfeited their remaining over-allotment option on July 28, 2021. Each Unit consists of (i) one share of Class A common stock and (ii) one right to receive one-eighth (1/8) of a share of Class A common stock upon the consummation of the initial Business Combination (the “rights” or “public rights”).

The Company paid an underwriting fee at the closing of the IPO of $2,766,246. An additional fee of $4,840,931 was deferred and will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Note 5 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Unit ($5,718,590 in the aggregate) and the representative purchased an aggregate of 103,734 Private Placement Units at a price of $10.00 per Unit ($1,037,340 in the aggregate) in a private placement. Each Private Placement Unit is identical to the Units offered in the IPO except as described below.

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

Note 6 — Related Party Transactions

Founder Shares

In March 2021, the Sponsor paid $25,000 in consideration for 3,593,750 shares of Class B common stock (the “Founder Shares”). The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares after the IPO (excluding shares included in the private placement units or the shares of Class A common stock issuable to Maxim). Up to 468,750 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 of their full 1,875,000 option. The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021, resulting in aggregate Founders Shares outstanding of 3,457,807.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans will be repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2021, the Company had $6,000 outstanding which is due on demand.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of September 30, 2021, the Company has recorded $24,237 for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company owed the full balance to its Sponsor and had it accrued on the balance sheet as due to related party.

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The Company has granted the underwriters a 30-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 units and forfeited the remainder of their over-allotment option as of July 28, 2021.

The Company agreed to pay or reimburse the underwriters for travel, lodging and other “road show” expenses, expenses of the underwriters’ legal counsel and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the Representative, transaction Lucite cubes or similar commemorative items in a style as reasonably requested by the Representative, and reimbursement for background checks on the Company’s directors and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid).

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of September 30, 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 13,831,230 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “IPO”) described below and subsequent to the IPO the search for a target company for our Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash, cash equivalents and investments held in the Trust Account from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

The registration statement for our IPO was declared effective on July 19, 2021 (the “Effective Date”). On July 22, 2021, we consummated our IPO of 13,831,230 Units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, and the sale of 675,593 Units, at a price of $10.00 per Unit, in a private placement to our Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $319,154, which consisted of $330,655 in formation and operating costs offset by $25 in interest income from the operating bank account and interest income of $11,476 from marketable securities held in our Trust Account.

For the nine months ended September 30, 2021, we had a net loss of $326,598, which consisted of $338,100 in formation and operating costs offset by $26 in interest income from the operating bank account and interest income of $11,476 from marketable securities held in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had $839,642 in our operating bank account, and a working capital surplus of $887,101.

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

Our liquidity needs up to September 30, 2021 have been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000. As of September 30, 2021 we borrowed $174,225 of which we paid back $168,225 in borrowings under the promissory note. In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans up to $1,500,000. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

Recent Accounting Pronouncements

 In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatement of our July 22, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the Company’s balance sheet included on the Company’s Form 8-K, this was necessitated by the fact that the Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Company concluded that its Common stock subject to possible redemption should be presented at redemption value as temporary equity, outside of the Stockholders’ equity section of the Company’s balance sheet. The Company had previously classified a portion of the redeemable common stock in permanent equity. The Company restated its financial statements to classify all redeemable common stock as temporary equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated July 19, 2021 and filed with the SEC on July 21, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the reclassification of the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

CLOVER LEAF CAPITAL CORP.

Date: November 24, 2021	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 24, 2021	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)