Form 10-K
period 2021-12-31
Clover Leaf Capital Corp.
filed 2022-04-15
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40625

Clover Leaf Capital Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2303279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Yntegra Capital Investments, LLC 1450 Brickell Avenue, Suite 2520 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(305) 577-0031

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Units, each consisting of one share of Class A common stock, $0.0001 par value and one right to receive one-eighth (1/8) of one share of Class A common stock upon the consummation of an initial business combination

	CLOEU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share	CLOE	The Nasdaq Stock Market LLC
Rights, every eight (8) rights entitles the holder to receive one share of Class A Common Stock upon the consummation of an initial business combination	CLOER	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Capital Market on July 20, 2021, and the registrant’s shares of Class A common stock and rights began trading on the Nasdaq Capital Market September 9, 2021. The aggregate market value of the outstanding shares of the registrant’s shares of Class A common stock outstanding, including the shares included in the units, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the Nasdaq Capital Market was $140,592,027.24.

As of April 1, 2022 there were 14,645,135 shares of Class A common stock, par value $0.0001 per share and 3,457,807 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and right agent of our public rights (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial business combination redemption time” are to the time of exercise of our public stockholders’ rights to redeem public shares in connection with our initial business combination;

●	“initial public offering” are to the initial public offering that was consummated by the Company on July 22, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement rights” are to the rights included within the private placement units purchased by our sponsor and the representative in the private placement;

●	“private placement shares” are to the shares of Class A common stock included within the private placement units purchased by our sponsor and the representative in the private placement;

●	“private placement units” are to the units issued to our sponsor and the representative in a private placement simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in the offering, subject to certain limited exceptions as described in the registration statement for our initial public offering;

●	“public rights” are to our rights sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on April 7, 2021, as amended, and declared effective on July 19, 2021 (File No. 333-255111);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative shares” are to the 138,312 shares of our Class A common stock issued to the representative and/or its designees;

●	“rights” are to our rights, which each entitle the holder to receive one-eighth (1/8) of one share of Class A common stock upon the consummation of an initial business combination, and which rights include the public rights as well as the private placement rights;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Yntegra Capital Investments, LLC, a Delaware limited liability company, an affiliate of Yntegra Capital Management LLC;

●	“trust account” are to the trust account in which an amount of $140,386,985 ($10.15 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right; and

●	“we,” “us,” “Company” or “our Company” are to Clover Leaf Capital Corp, a Delaware corporation.

PART I

Item 1. Business.

General

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

Initial Public Offering

On July 22, 2021, we consummated our initial public offering of 13,831,230 units. Each unit consists of one share of Class A common stock, and one right to receive one-eighth (1/8) of a share of Class A common stock upon the consummation of an initial business combination, with every eight (8) rights entitling the holder thereof to receive one share of Class A common stock at the closing of the business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,312,300.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 675,593 units to our sponsor and the representative at a purchase price of $10.00 per private placement unit, generating gross proceeds of $6,755,930.

A total of $140,386,985, comprised of $138,312,300 of the proceeds from the initial public offering and $2,074,685 of the proceeds of the sale of the private placement units was placed in the trust account maintained by Continental Stock, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Felipe MacLean, our President and CEO, and Chris Rebentisch, our COO. We must complete our initial business combination by July 22, 2022, 12 months from the closing of our initial public offering (unless we extend the deadline for our initial business combination, for up to three extensions of three months each, but in no case later than April 22, 2023). If our initial business combination is not consummated by July 22, 2022 (or such extended date), then our existence will terminate, and we will distribute all amounts in the trust account.

BUSINESS

We are an early stage blank check company recently incorporated as a Delaware corporation and formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization amalgamation, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We have not selected any specific business combination target and have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue a business combination target in any business, industry or geographic region, we have focused our search for cannabis industry businesses that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act (“CSA”).

Under the current legal landscape, examples of the business combination targets that we may pursue in the United State include providers of ancillary services that support the functioning of cannabis activity, but which are not themselves directly plant touching businesses. Such businesses have emerged, driven by the growth of the cannabis industry in sales and footprint, and include the following:

●	Cultivation Technology: HVAC systems, environmental controls, lighting, automation, enhanced nutrients and soil, grow management software, propagation methods and resource management.

●	Processing Technology: Safe production capabilities, effective compound isolations, enhanced extraction and manufacturing equipment for increased efficiency and lower production costs.

●	Testing Technology: Quality assurance and compliance is a state-mandated requirement, from cultivation to the finished good. Reduction in time and cost is an essential new development and competitive advantage.

●	Consumer Goods Technology: Safety and proper dosing technologies allow for consumer confidence in companies and brands which leads to a loyal customer base.

Another area of focus for a potential business combination target is Specialty Finance. We believe there is an attractive investment opportunity to focus on those that provide asset-based loans, mainly with real estate. The opportunity is to provide financing and/or sale-leaseback of specialized industrial real estate assets for the regulated cannabis industry. Offering real estate solutions is an attractive alternative to state-licensed operators that have limited access to efficient traditional financing solutions. We believe that the existence of established, creditworthy cannabis companies without access to conventional sources of capital is a compelling business opportunity for the creation of a leading specialty finance company in the cannabis industry.

In addition to the above, we may consider pursuing a non-plant touching target business with a focus on e-commerce. The e-commerce revolution has significantly impacted the cannabis industry. The overall growth in the cannabis industry over the past couple of years has increased direct-to-consumer sales platforms and online ordering in those states where legally available. Technologies include existing and developing online platforms and transportation/delivery services that have started to change the industry.

If we target a business with a focus on e-commerce, we would only target a business that limits its activities to those states where such activities are legal. To the extent the target business involves a product that is excluded from Schedule 1 of the U.S. Controlled Substances Act, such as hemp or hemp-derived products, such target company may engage in interstate commerce. E-commerce in the cannabis industry can be distinguished in the following ways:

●	Marketplaces: “Direct sale” platforms (solely in states and products where it is legally allowed), such as business-to-consumer apps or websites that transact intrastate business directly with the final buyer.

●	Delivery Services: Online ordering (especially post Covid-19) has set a new consumer behavior trend for the industry. These platforms are not available in every legal state, but California has shown how successful they can be. Online ordering and delivery platforms cost per sale is significantly less than brick and mortar translating to greater margins. We believe that direct-to-consumer sales platforms and online ordering are the future of cannabis retail.

●	Online Communities or Destinations: “Aggregator” platforms designed to provide consumers with information and education on available products and prices across multiple retailers. Actual sales are conducted by a licensed brick & mortar store (dispensary), but these networks offer exposure to more potential customers. In addition to the above, we may also consider targets that are hemp derived cannabidiol (“CBD”) businesses that are compliant with the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), which would include targets engaged in cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of hemp-derived CBD. Any such targets would only produce products that are derived from “hemp,” as defined in the 2018 Farm Bill, and therefore have a delta- 9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. In addition, any such products must comply with the Federal Food, Drug, and Cosmetic Act (21 U.S.C. 301 et seq.) (“FFDCA”) and its implementing regulations, as amended from time to time.

We may also consider entering into a business combination to market or develop products regulated by the FDA, including pharmaceutical applications and treatments that entail compounds found in cannabis. It is unclear how the FDA will respond to the approach taken by a target business we acquire, or whether the FDA will propose or implement new or additional regulations. In addition, such products may be subject to regulation at the state or local levels. Unforeseen regulatory obstacles may hinder our ability to find a target business that can successfully compete in the market for such products. However, recent regulatory movements such as the proposed amendment to the Food Drug & Cosmetic Act may provide the FDA with the flexibility to regulate hemp-based CBD as a dietary supplement and a potential pathway forward for hemp-derived health and wellness products.

The Cannabis Industry

The current trend to legalize different uses and applications of cannabinoid products in the United States, has begun to normalize a situation that had been known to science for many years: that there are numerous benefits from the use of the derived substances of the Cannabis plant. While cannabis is currently illegal under U.S. federal law since it is classified as a Schedule I drug under the CSA, which imposes various criminal penalties, the laws and regulations governing cannabis are still developing including in ways that we may not foresee. For example, the 2018 Farm Bill has taken hemp and hemp-derived cannabinoids out of the most restrictive class of controlled substances under U.S. federal law. Furthermore, numerous U.S. states have legalized the adult use of marijuana, even though its use remains a violation of U.S. federal law.

The evolving regulatory landscape of cannabis is creating the possibility of a new legalized industry, for both the medical and adult use of cannabinoid products, understanding that cannabis continues to be illegal under U.S. federal law. The public perception of this old prohibition, alongside with the social support and better government understanding of this issue, has paved the way for one of the fastest growing industries in today’s market. This presents a unique opportunity for companies with the capital, knowledge and experience to benefit from this seismic change.

This new potential is increased with continual scientific developments that have been unlocking the different properties of the cannabis plant, especially for its two main cannabinoids: Cannabinol or “CBD” and Tetrahydrocannabinol or “THC”. The Cannabis Industry today has been growing at a rapid pace, when more and more of the health and wellness benefits of the use of these cannabinoids gets unlocked by human discovery.

But this novel industry is still in its infancy, as regulatory changes have been gradually changing the state legalized use of cannabis products, both for its medical use, that mainly use non-psychoactive CBD components, and the social or adult use that have controlled psychoactive THC components.

The cannabis industry can be segmented into the following four main categories:

●	THC Market: Medical & Adult

●	CBD Market: Health & Wellness

●	Pharmaceutical

●	Industrialized Hemp: Oil & Fiber Production

In 2018, the U.S. Congress passed the Agriculture Improvement Act of 2018 (also known as the “2018 Farm Bill”), which legalized a significant portion of the hemp industry. With the passage of the 2018 Farm Bill, there has been a significant increase in the availability of hemp-derived products, including products containing CBD. Hemp-derived CBD products are now legally available through mainstream distribution channels and retailers. A wide range of CBD-infused products, including lotions, serums, balms, tinctures, shampoos, soaps and pet treats, can now be found online and at a variety of retailers, such as supermarkets, cosmetic stores, beauty salons and pet supply stores. Consumers are beginning to use hemp-based products to treat a variety of medical conditions, including anxiety, insomnia, pain and inflammation. In aggregate, across all state medical hemp laws in the United States, hemp is legally recognized as a form of therapy or medicine for more than 50 medical conditions. However, even the hemp sector continues to have certain market uncertainty, particularly related to the CBD-infused food and beverage market, as the FDA has asserted that the sale of such products violates the FFDCA.

Currently, state legalized sales are only a fraction of the overall market for cannabis products. This legalized portion has been growing rapidly, and in the United States, more and more states have legalized and regulated the permitted uses of cannabis products. This has also created a new consumer base, on two fronts, both for consumers who now find alternative products for health and wellness reasons, and for those consumers, who have embraced adult use in those states where it is legal.

Due to the current illegality of cannabis at the U.S. federal level and potential for criminal penalties for violations of the CSA, many U.S. private companies in this sector have been dependent on private money or smaller funds, many institutional investors have shied away from deploying capital on them, and, in addition, access to regular banking finance solutions is almost non-existent. In addition to capital and improved management practices, we believe that achieving a successful business combination will also allow us to unlock this value for both the business combination target and our shareholders.

As more states legalize cannabis in the United States and the industry continues to adjust to an evolving regulatory landscape, additional opportunities in ancillary services for the cannabis industry are being created. Examples of such are business to consumer platforms, specialized marketplaces, research and development (both for new technologies and for product development), among others. Our management believes that by selecting the proper target business, we have the opportunity to create one of the leading cannabis companies, by combining institutional quality practices, proper capital allocation and potentially disruptive products and services to this new and evolving industry.

Regulatory Framework in the United States

We seek a target business in the United States that operates in the cannabis industry that is in compliance with all applicable U.S. federal and state laws and regulations. Below is a summary of the regulatory landscape in the United States.

Legal status of cannabis, other than hemp

All but four U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-six states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Seventeen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Twelve additional states have legalized low-THC/high-CBD extracts for select medical conditions (CBD states).

Under U.S. federal law, however, those activities are illegal. The CSA continues to list cannabis (marijuana, but not including hemp) as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly, the manufacture (growth), sale or possession of cannabis is federally illegal, even for personal medical purposes. It also remains federally illegal to advertise the sale of cannabis or to sell or advertise the sale of paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is traditionally used with tobacco or authorized by federal, state or local law. Entities or persons who knowingly lease or rent a property for the purposes of manufacturing, distributing or using any controlled substances, or merely knows that any of those activities are occurring on land that they control, can also be found liable under the CSA. Additionally, violating the CSA is a predicate crime under U.S. anti-money laundering laws.

Violation of any U.S. federal laws and regulations can result in arrest, criminal charges, forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, criminal conviction and cessation of business activities, as well as civil liabilities arising from proceedings initiated by either the U.S. government or private citizens. The U.S. government could enforce the federal cannabis prohibition laws even against companies complying with state law. Enforcement in the United States could slow the progress of global legalization, which could negatively impact even cannabis businesses not operating in the U.S. or subject to any U.S. enforcement action.

Legal status of hemp and hemp derivatives

Until recently, hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis) and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The 2014 Farm Bill authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

In December 2018, the U.S. government changed hemp’s legal status. The 2018 Farm Bill, removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including CBD, no longer violate the CSA. The 2018 Farm Bill did not create a system in which individuals or businesses can grow hemp whenever and wherever they want. There are numerous restrictions. The 2018 Farm Bill allows hemp cultivation under state plans approved by the U.S. Department of Agriculture (“USDA”) or under USDA regulations in states that have legalized hemp but not implemented their own regulations. It also allows the transfer of hemp and hemp-derived products across state lines for commercial or other purposes, even through states that have not legalized hemp or hemp-derived products. Nonetheless, states can still prohibit hemp or limit hemp more stringently than the federal law.

Despite the passage of the 2018 Farm Bill, hemp products’ legal status is complicated further by state and other federal law. The states have a patchwork of different laws on hemp and its extracts, including CBD. Additionally, the FDA claims that the FFDCA significantly limits the legality of hemp-derived CBD products.

It is important to note that the 2018 Farm Bill preserves the authority and jurisdiction of the FDA (pursuant to the FFDCA) to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain CBD and other cannabinoids. We are focusing our search on businesses in the CBD industry that are compliant with the FFDCA, including the regulations applicable to manufacturing and marketing of certain products, including food, dietary supplements, and cosmetics.

The Dietary Supplement Health and Education Act (the “DSHEA”) amended the FFDCA and established a framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements in the United States. Generally, under DSHEA, dietary ingredients marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. By contrast, “new” dietary ingredients (i.e., dietary ingredients not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA, unless the ingredient has been “present in the food supply as an article used for food” and is not “chemically altered.” Any new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that the use “will reasonably be expected to be safe.” Per the FFDCA, any substance added to a food is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as safe under the conditions of the substance’s intended use (otherwise known as “GRAS”).

While the 2018 Farm Bill legalized hemp (including its derivatives, extracts, and isomers), the FDA has yet to issue regulations governing hemp products. Notwithstanding the lack of regulation of hemp products by the FDA, the FDA has taken the position that neither CBD nor THC can be added to food or marketed as a dietary supplement because CBD (and THC) are active ingredients in FDA-approved drugs (Epidiolex and Marinol, respectively) and have been the subject of “substantial clinical investigations” before CBD (or THC) were marketed as a food or dietary supplement (the “Drug Exclusion Rule”). The Drug Exclusion Rule, codified in 21 U.S.C. § 321(ff) and 21 U.S.C. § 331(ll), provides that an article that is an active ingredient in an FDA-approved drug, or has been the subject of substantial clinical investigations that have been instituted and made public, cannot be added to a food or marketed as a dietary supplement. Despite the position taken by the FDA, industry stakeholders assert there are significant arguments against this position, including (i) that CBD and THC in their naturally occurring form are not subject to the Drug Exclusion Rule and (ii) CBD was present in the food supply and sold in interstate commerce prior to October 15, 1994. Notably, the FDA does not impose the same restrictions on the use of CBD ingredients in cosmetic products, and the Drug Exclusion Rule does not apply to cosmetic products.

In addition, the FFDCA requires a facility that manufactures, packages, and/or labels food and dietary supplements must also establish and follow current Good Manufacturing Practices (“cGMPs”) in compliance with 21 CFR Part 111 (for dietary supplements) and Part 117 (for food). These cGMP requirements and other applicable FFDCA requirements include FDA facility registration, quality control, quality assurance, maintenance of records and documentation, serious adverse event recording and reporting, and compliant packaging and labeling, including absence of drug claims, among other items. The Company will only pursue a target that complies with the foregoing requirements.

To date the FDA has confined its enforcement efforts to issuing warning letters to companies marketing CBD products with disease claims. Any product marketed with claims suggesting that a product is intended to treat, cure, or prevent diseases and ailments will be considered a “drug,” requiring approval by the FDA for its intended use through one of the drug approval pathways. The definition of “drug” under the FFDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of a drug as defined in the other sections of the definition.” In determining “intended use,” the FDA has traditionally looked beyond a product’s label, including statements made on websites, on social media, or orally by the company’s representatives. The Company will not pursue a target that markets any products with drug claims.

The FDA possesses significant post-market authority to monitor regulated products that have entered interstate commerce to ensure the product continues to adhere to the FFDCA. Enforcement for noncompliance under the FFDCA may be criminal or civil in nature and can include those who aid and abet a violation, or conspire to violate, the FFDCA. Civil remedies under the FFDCA include civil money penalties, injunctions, and seizures. The FDA also has a number of administrative remedies (e.g., warning letters, recalls, import alerts, and debarment). With respect to CBD products, as noted above, the FDA so far has limited its enforcement to sending cease-and- desist letters to companies selling CBD products and making “egregious, over-the-line” claims, such as “cures cancer,” “treats Alzheimer’s Disease” and “treats chronic pain.” The FDA’s additional guidance on CBD, titled, “Cannabidiol Enforcement Policy; Draft Guidance for Industry,” which the FDA has described as a “risk-based enforcement policy” to prioritize enforcement decisions, was submitted to the White House on July 22, 2020. FDA has since withdrawn its draft guidance. It has not yet indicated whether or when a new guidance document will be submitted.

Although criminal prosecutions of cannabis violations are rare under the FFDCA, the FFDCA also subjects individuals to criminal penalties, including fines and imprisonment, for violating certain provisions of the FFDCA. Criminal violations are generally treated as misdemeanors, meaning they are punishable by a fine or imprisonment of a year or less. FFDCA violations may constitute a felony if the violation is a second offense done with the “intent to defraud or mislead.” (21 U.S.C. § 333(a)(2).) For a defendant to act with an “intent to defraud or mislead,” the defendant must intend not only to mislead the product’s ultimate consumer but also the state and federal government regulatory enforcement agencies. The FFDCA provides for a $1,000 fine, imprisonment of up to one year, or both for simple violations and fines of up to $10,000, imprisonment for up to three years, or both, for subsequent convictions or convictions demonstrating intent to defraud or mislead. For misdemeanors not resulting in death, the current maximum fine for an individual is $100,000, while for misdemeanors resulting in death or for FFDCA felonies, the current maximum fine for an individual is $250,000. For organizations, the current maximum fine is $200,000, and for misdemeanors resulting in death or for FFDCA felonies, the current maximum fine is $500,000.

In addition to the FFDCA, any target’s advertising will be subject to regulation by the Federal Trade Commission (“FTC”) pursuant to the Federal Trade Commission Act. In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement makers (and their products) based on allegedly deceptive or misleading claims. On December 17, 2020, FTC announced enforcement proceedings against companies making deceptive claims related to CBD products. The six companies targeted by the FTC entered into settlement agreements, and five of the companies paid a fine to FTC. More recently, on May 17, 2021, the FTC announced its latest law enforcement action against a CBD company that marketed their CBD products with false and/or unsubstantiated claims.

The Cannabis Industry Opportunity

Considering the current state of the cannabis industry, we believe that the opportunity is not only driven by a changing regulatory landscape and lack of traditional capital sources, but also by strong sector fundamentals that will allow us to achieve a business combination with accretive value for our shareholders.

Attractive Fundamentals:

The cannabis industry’s current size and growth is surprising considering the inefficiencies that have plagued this market. Potential future favorable changes in the regulatory environment (not limited to potential federal regulation), may accelerate this growth. The industry, in its current state, has achieved significant magnitude as shown by the following data (Source: BDS Analytics):

●	The global cannabis market, consisting of (i) state legalized cannabis sales in the U.S. (notwithstanding cannabis’ status as a Schedule I controlled substance) and (ii) nationally legalized cannabis sales outside the U.S., saw approximately 45% growth across the board in 2020, with current global forecasts as follows:

●	Sales exceeded $21 billion in 2020

●	Sales forecast exceeds $55 billion by 2026

●	Growth of global sales from 2019 to 2020 represents an increase of 48% over 2019 sales of $14.4 billion

●	Expected global growth from 2020 to 2026 represents a compound annual growth rate (CAGR) of more than 17%, roughly $6 billion annually.

●	Aggregate sales in U.S. states where cannabis sales have been legalized accounted for approximately 84% of total global sales in 2020

●	Five state markets made up 56% of that total (Arizona, California, Colorado, Nevada and Oregon)

●	Over the next couple of years, it is expected that California, New York, New Jersey, Florida, Ohio, Maryland, Nevada, Massachusetts, Missouri and Arizona will have the highest contribution to growth to bring the U.S. from a $17.6 billion dollar legal system to $41.2 billion in 2026.

Fragmented market:

●	The cannabis industry is still a highly fragmented industry, the majority of companies are still single state operators.

●	The top three Multi-State Operators (MSO’s) in the cannabis industry currently represent less than 10% of the industry (measured by sales), with no single company having more than 5% of market participation.

Capital provider’s market:

●	Access to regular sources of capital has been limited or unavailable to this date, the growth of the companies in this industry is clearly outpacing their available capital to continue growth at its current pace.

●	Most of the “legacy” owners or those that participated in the initial “wave” of the industry, have been surpassed by their own growth, access to efficient capital sources will also provide them with much needed professional management, standardized processes, M&A advisory and strategic planning.

●	In addition to all of the above, the potential of eventual federal regulation, as it pertains to the capital markets and banking may boost this opportunity.

Business Strategy

Our business strategy is to identify and complete one or more business combinations with a target operating in the cannabis industry that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates. We are seeking companies that we believe can efficiently deploy new capital while benefiting from our industry know-how and management team. The goal of our business combination isto achieve revenue growth and to increase profitability. These objectives can be achieved both through acquisitions and/or through organic growth. We expect to look for targets that can benefit from one or more of the following: investment in research & development, new technologies and/or additional infrastructure, in order to achieve a dominant position in their market and/or entry in new ones.

While we may pursue a business combination target in any business, industry or geographical location, we are focusing our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act.

While evaluating any business combination our team believes that the stage of the market should be considered, whether it’s a new, transitioning, or a mature market.

●	Companies in new and transitioning markets will have a first mover advantage, with significant revenue potential and profit margins. As inexperienced competition enters these markets, supply increases with the resulting sales erosion. If the cyclical nature of the new market strategy is understood and proper practices are applied, our team believes that there is opportunity to capture significant revenues while building a sustainable and established business.

●	Companies in mature markets experience less volatility and more market/price stability. This stability allows for a traditional approach in managing the business, market growth, operations & forecasting sales.

●	Entering either a new market or a mature market both have a positive and negative effect, mature markets typically offer better stability but less growth potential.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. While we utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

●	U.S. Cannabis Companies. We seek to acquire one or more private companies domiciled in the United States primarily focused on the cannabis sector.

●	Company Size. We seek to acquire one or more businesses with an enterprise value of $200 million or more, determined in the sole discretion of our officers and directors according to reasonable accepted valuation standards and methodologies. We believe this segment provides the most synergistic opportunities for investment and where we believe we have the strongest network and data to identify opportunities.

●	Emerging Growth Stories. We seek to acquire one or more businesses or assets that have (i) a history of, or potential for, outpacing their peers in terms of earnings and industry performance, (ii) a good growth market, (iii) a record of strong growth in sales and (iv) a large target addressable market.

●	Growth opportunities through capital investment. We are seeking candidates who will benefit from additional capital investment through a business combination with a public vehicle.

●	Clear competitive advantages. We seek candidates that will benefit not only from the strong fundamentals of the industry, but also that have differentiating elements from its competitors.

●	Strong revenue growth and or proven brands. We are seeking candidates who have strong revenue growth stories and or proven brands. We seek to partner with potential target’s management team and expect that the operating and financial abilities of our management and board will help potential target company to unlock opportunities for future growth and enhanced profitability.

●	Opportunities for Add-On Acquisitions. We are seeking to acquire one or more businesses that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Benefit from Being a Public Company. We are pursuing a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Focus on Risk-Adjusted Return. We intend to acquire one or more companies that we believe can offer attractive risk-adjusted return on investments for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criterion. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until July 22, 2022 (12 months from the closing of our initial public offering) to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination by three additional three month periods (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement dated July 19, 2021 between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each additional three month period, $1,383,123 for each additional three month period. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target.

However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors indirectly own founder shares and/or private placement units. Because of this ownership, our sponsor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 22, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available in the trust account for an initial business combination in the amount of $135,546,054 after payment of $4,840,931 of deferred underwriting fees before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We expect to engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public rights in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of rights could be to reduce the number of rights, or underlying securities, outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro-rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. To maintain thelisting for our securities on Nasdaq, we are be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and the private placement shares, we would need only 4,848,916, or 35.1%, (assuming all issued and outstanding shares are voted), or 2,424,459, or 17.6%  (assuming only the minimum number of shares representing a quorum are voted), of the 13,831,230 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming in each case that the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 2,074,685, or 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates.

Ability to Extend Time to Complete Business Combination

We will have until July 22, 2022, 12 months from the closing of our initial public offering, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination for three additional three month periods (for a total of up to 21 months to complete a business combination) without submitting such proposed extensions to our stockholders for approval or offering our public stockholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement dated July 19, 2021 between us and Continental, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account 1,383,123, or $0.10 per public offering share, on or prior to the date of the applicable deadline, for each such three month extension on or prior to the date of the applicable deadline. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until July 21, 2022 (or until April 21, 2023,if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination within by July 21, 2022 (or up to April 21, 2023), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination by July 21, 2022 (or April 21, 2023, if extended).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by July 22, 2021 (or by April 22, 2023, if we extend the period of time to consummate a business combination However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 22, 2021 (or by April 21, 2023, if extended).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the required time or (ii) with respect to any other provision relating to stockholders’ rights or pre-initialbusiness combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-shareprice, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,350,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering of units and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,350,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 22, 2021 (or by April 22, 2023, if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro-rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the specified time is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by July 22, 2021 (or by April 22, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our July 22, 2021 (or April 22, 2023) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 22, 2022 (or April 22, 2023, if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro-rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and rights are registered under the Exchange Act and, accordingly, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 22, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least July 22, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by July 22, 2022; and

●	our ability to identify a target and to consummate a business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and the Report on Form 10-Q filed on November 26, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1450 Brickell Avenue, Suite 2520, Miami, FL 33131, and our telephone number is (305) 577-0031. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on July 19, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public rights are each traded on The Nasdaq Stock Market LLC under the symbols CLOEU, CLOE and CLOER, respectively. Our units commenced public trading on July 20, 2021, and our public shares and public rights commenced separate public trading on September 9, 2021.

(b)	Holders

On April 1, 2022, there were 3 holders of record of our units, 2 holders of record of our shares of Class A common stock, 1 record of our shares of Class B common stock and 1 holders of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On July 22, 2021, pursuant to the filing of the Registration Statement, which was declared effective on July 19, 2021, the Company consummated its initial public offering of 13,831,230 units, including 1,331,230 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock and a right to receive one-eighth (1/8) of a share of Class A common stock at the closing of the initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,312,300.

A total of $140,386,985 of the proceeds from the initial public offering (which amount includes $4,840,931 of the underwriters’ deferred discount and $2,074,685 of the proceeds of the sale of the private placement units) was placed in a U.S.-based trust account at JPMorgan Chase Bank N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Item 6. [Reserved].

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Clover Leaf Capital Corp., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act), and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The registration statement for our initial public offering was declared effective on July 19, 2021 (the “Effective Date”). On July 22, 2021, we consummated our initial public offering of 13,831,230 at $10.00 per unit, and the sale of 675,593 units, at a price of $10.00 per unit, in a private placement to our Sponsor and Maxim, the representative of the underwriters (the “Representative”), that closed simultaneously with the initial public offering. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Transaction costs amounted to $9,562,126 consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares and $571,826 of other cash offering costs.

We will have only 12 months from the closing of the initial public offering to complete the initial Business Combination or we may extend the period of time to complete the initial Business Combination by three additional three-month periods (the “Combination Period”). Pursuant to the terms of the our amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each additional three month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If we complete an initial business combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit.

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the initial public offering and, since the closing of the initial public offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from February 25, 2021 (inception) to December 31, 2021 we had a net loss of $834,087, which consisted of $851,777 in formation and operating costs offset by $47 in interest income from the operating bank account and interest income of $17,643 from marketable securities held in our trust account.

Going Concern

As of December 31, 2021, we had $680,302 in cash and working capital of $418,498. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Until the consummation of a Business Combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should a Business Combination not occur.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Our redeemable common stock is comprised of Class A shares sold in the initial public offering. Our non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the private placement units and representative shares. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per share of common stock does not consider the effect of the rights issued in connection with the initial public offering since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private placement units and securities that may be issued upon conversion of Working Capital Loans and extension loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the initial public offering forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriters had a 30-day option to purchase up to 1,875,000 additional units to cover any over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 units and forfeited the remainder of their over-allotment option as of July 28, 2021.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the initial public offering held in the trust account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the restatement of our July 22, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Felipe MacLean	37	Chairman of the Board, President and Chief Executive Officer
Chris Rebentisch	38	Chief Operating Officer and Secretary
Luis A. Guerra	46	Chief Financial Officer and Treasurer
Per Bjorkman	52	Director
Marcos Angelini	49	Director
Ambassador Manuel Rocha	70	Director

The experience of our directors and executive officers is as follows:

Felipe MacLean, our President, CEO and Chairman of the Board, is a successful self-made entrepreneur with over 15 years of experience capitalizing on complex, high-yield transactions in various industries across the globe. Mr. MacLean applied his financial and operational expertise in building vertically integrated businesses in the agriculture, seafood, and edible oil sectors. He is a founder and CEO of Yntegra Group, a family office and multi-service provider that specializes in high yield transactions that has managed over $1 billion in commodities trading activity and placement of over $100 million in private equity investments. In 2017, Mr. MacLean started his venture in the cannabis industry founding Solace Holdings and leading an investment of over $50 million. Solace Holdings is today one of the most renowned cultivation, extraction and manufacturing facilities in the Nevada market, with leading product categories on its portfolio and doubling sales year over year. Mr. MacLean’s involvement was crucial for Solace Holdings success, supported by his clear understanding of the cannabis industry opportunities and challenges. We believe Mr. MacLean is well qualified to serve as our CEO due to his extensive knowledge in the cannabis industry, as an early investor in the field, he has lived through the multiple regulatory cycles and growth facets of this developing industry. His experience has proven instrumental in creating a successful large-scale profitable cannabis operation.

Chris Rebentisch, our COO, has been responsible for Business Development for Spectrum Leaf Latam, LLC since December 2020, an innovative house of CBD wellness brands for the US and Latin American markets. Previously, he was the founder and creator of Canna Hemp™ and the President and CEO of 1933 Industries (TGIFF), Canna Hemp™’s parent company from June 2018 to June 2020. Mr. Rebentisch founded Infused Mfg LLC in August of 2016 and launched the Canna Hemp™ brand in June 2017, after personally developing and crafting each product with the belief in the natural healing properties of cannabis. Mr. Rebentisch is a seasoned cultivator and advocate for the industry in the State of Nevada. He began cultivating medical cannabis in April 2011 as a state licensed caregiver until April 2016, when Mr. Rebentisch turned his focus to hemp. Mr. Rebentisch’s depth of knowledge and expertise has made him a respected influencer in the field, where he is often invited to speak to academia and health care professionals about the viable applications of cannabis pharmacology as it applies to pain management and rehabilitation. We believe Mr. Rebentisch is well qualified to serve as our COO due to his extensive knowledge as a hands-on cannabis entrepreneur, in addition to being a recognized expert in cannabis. He brings valuable input and in-depth knowledge of all the verticals in the cannabis business.

Luis A. Guerra, our CFO, was one of the founders of Bulltick Capital Markets, a regional investment bank in the US, Europe and Latin America which became one of the top 10 brokers and trading firms with the highest volume traded in Latin America ADRs (American Depositary Receipts) on the NYSE. He was a co-managing partner of the firm and member of its Management Committee, directly responsible for all securities brokerage, electronic trading, and capital markets operations from March 2000 to February 2011. He grew the firm’s brokerage and trading operations from a start-up to one of the largest regional investment banks in Latin America. Since November 2018, Mr. Guerra has served as co-founder and Managing Director of Vitax Partners, a private investment vehicle with a focus on private equity and structured finance. Since December 2019, he has also served as part of the Advisory Board of Welz, a European based private equity real estate Investment Manager, where he advises on their investment portfolio. He is a seasoned capital markets professional that brings experienced and structured financial reporting. We believe Mr. Guerra is well qualified to serve as our CFO due to his capital markets and financial background, he has ample experience dealing with regulated entities both in the US and internationally, in addition to his knowledge as a former senior executive at an investment bank and asset management business.

Per Bjorkman is one of our Independent Directors. Since August 2020, he has served as Director of Business Development at SHL Healthcare, one of the world’s leading contract manufacturers and suppliers of MedTech solutions for home, hospital and long-term care use. As a customer-centric company, SHL offers a range of services, robust manufacturing capabilities and dedicated project management teams to best translate customer specifications into quality products. Prior to this role, he served as Managing Director of SHL Technologies & Group Ventures from January 2014 to December 2019. Mr. Bjorkman is a seasoned expert in the cannabis and healthcare industry. From October 2017 to July 2020, he served as Co-CEO of Solace Holdings in Nevada, a cGMP certified, vertically integrated THC and CBD cannabis company, focusing on the cultivation and manufacturing of leading cannabis consumer branded goods. Mr. Bjorkman holds a bachelor’s degree in Business Administration from the European University and was part of the Leadership and Strategic Execution Program at INSEAD in France. We believe Mr. Bjorkman is well qualified to serve as a director due to his extensive knowledge in the mainstream medical and pharmaceutical industry, and its potential application to the cannabis field, in addition to having managed a successful cannabis growing and production facility in the US.

Marcos Angelini is one of our Independent Directors. He currently serves as the President of Red Bull Latin America since April 2017. Since August 2020, he started as an equity investor and is a member of the advisory board to YVY Brazil. Prior to these roles, from May 2016 to February 2017, Mr. Angelini was the CEO of Facebook in Brazil, where he oversaw the media giant operations in the largest country in Latin America. Mr. Angelini has 24 years of international experience in marketing, innovation, media, advertising and general management. From January 1996 to March 2016, he worked at Unilever, initially in marketing, rising to Brand VP and later Vice President for Latin America. At Unilever, he had responsibility for numerous products for global client subsidiaries throughout the world. He was recognized by Meio & Mensagem as one of the top 10 Marketing Executives of 2015 and as one of the top 10 Media Executives of Brazil in 2016. Mr. Angelini received his MBA from the University of Durham and completed a Business Executive Program at Stanford University. We believe Mr. Angelini is well qualified to serve as a director due to his extensive experience working as a senior executive with internationally recognized brands such as Redbull and Facebook, and his ample consumer brands knowledge as a senior level global marketing manager at Unilever.

Ambassador Manuel Rocha is one of our Independent Directors. Before moving to Miami in 2002, he spent well over two decades as a US diplomat. His last post was as US Ambassador to Bolivia from July 2000 to August 2002. His Foreign Service career included assignments in the Dominican Republic, Italy, Honduras, Argentina and Cuba. Importantly, he was also Director of Inter-American Affairs in the National Security Council at the White House. Making the transition to the private sector, he worked for two law firms, established his own business development company bringing business opportunities from China to the Western Hemisphere, worked for a private equity firm based in Argentina, and headed Corporate Affairs for Arcos Dorados, which owns most of the McDonald’s restaurants in Latin America. All of this before serving as President of BARRICK Gold’s subsidiary in the Dominican Republic from September 2012 to April 2018, which represented the largest foreign direct investment in the country exceeding 5 billion dollars. Since May 2018, he has served as the SVP for Global Corporate Affairs for XCOAL, one of the largest exporters of US origin coals for use in integrated steel mills, cement plants, and power plants throughout the world. He graduated cum laude from Yale University, earned a master’s degree in Public Administration from Harvard University and a Master’s in International Relations from Georgetown University. We believe Mr. Rocha is well qualified to serve as a director due to his ample resources and network as a senior level, former State Department official, in addition to his experience running a large multinational operation. He is an expert negotiator who will bring valuable input in a highly regulated industry like cannabis.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Manuel Rocha and Marcos Angelini, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Felipe MacLean and Per Bjorkman, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Angelini, Bjorkman and Ambassador Rocha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Marcos Angelini, Manuel Rocha and Per Bjorkman serve as members of our audit committee, and Marcos Angelini chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Marcos Angelini, Manuel Rocha, and Per Bjorkman meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Marcos Angelini qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Per Bjorkman, Marcos Angelini, and Manuel Rocha serve as the members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Per Bjorkman, Marcos Angelini, and Manuel Rocha are independent, and Per Bjorkman will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 12 months (or up to 21 months), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Per Bjorkman, Marcos Angelini, and Manuel Rocha. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Any stockholder who wishes to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, which was filed, along with our audit and compensation committee charters, as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. Commencing on July 19, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 18,102,942 shares of our common stock, consisting of (i) 14,645,135 shares of our Class A common stock and (ii) 3,457,807 shares of our Class B common stock, issued and outstanding as of December 31, 2020. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Yntegra Capital Investments, LLC(2)	571,859	3.9	3,457,807	100.0	22.6
Felipe MacLean (2)	571,859	3.9	3,457,807	100.0	22.6
Chris Rebentisch (3)	-	-	-	-	-
Luis A. Guerra(3)	-	-	-	-	-
Per Bjorkman(3)	-	-	-	-	-
Marcos Angelini(3)	-	-	-	-	-
Ambassador Manuel Rocha(3)	-	-	-	-	-
All executive officers, directors and director nominees as a group	571,859	3.9	3,457,807	100.0	22.6
Other 5% holders
Boothbay Fund Management, LLC(4)	1,200,000	9.05	-	-	6.7
Highbridge Capital Management, LLC(5)	739,116	5.42	-	-	4.1
MMCAP International Inc. SPC (6)	1,000,000	6.83	-	-	5.6
Hudson Bay Capital Management LP (7)	1,245,000	8.50	-	-	6.9
ATW SPAC MANAGEMENT LLC (8)	1,200,000	8.19	-	-	6.7
Mizuho Financial Group, Inc. (9)	816,476	5.58	-	-	4.6

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yntegra Capital Investments, LLC, 1450 Brickell Avenue, Suite 2520, Miami, FL 33131.

(2)	Represents shares held by Yntegra Capital Investments, LLC, our sponsor. Felipe MacLean, our Chief Executive Officer, is the sole manager of our sponsor and as such, may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.

(4)	According to a Schedule 13G filed with the SEC on July 27, 2021, the listed Class A common shares are owned by one or more private funds, including Boothbay Absolute Return Strategies LP, managed by Boothbay Fund Management, LLC, of which Ari Glass is the Managing Member. The business address of each such person is 140 East 45th Street, 14th Floor, New York, NY 10017.

(5)	According to a Schedule 13G filed with the SEC on February 3, 2022, the listed Class A common shares are owned by Highbridge Capital Management, LLC, which is the investment adviser to certain funds and accounts (the “Highbridge Funds”). Highbridge Capital Management, LLC may be deemed to be the beneficial owner of the 793,116 shares of Class A common stock held by the Highbridge Funds. The business address of the listed parties is 277 Park Avenue, 23rd Floor, New York, NY 10172.
(6)	According to a Schedule 13G filed with the SEC on July 27, 2021, the listed shares are owned by MMCAP International Inc. SPC (“Fund”), and voting and dispositive powers are shared with MM Asset Management Inc. (“Manager”). The addresses of Fund and Manager are c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON, M5J 2S1, Canada, respectively.
(7)	According to a Schedule 13G filed with the SEC on February 4, 2022, the listed shares are owned by Hudson Bay Capital Management LP (the “Investment Manager”), which serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Class A Common Stock held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the Investment Manager and Mr. Gerber are 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(8)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed Class A common shares are owned by one or more separately managed accounts managed by ATW SPAC Management LLC, of which Antonio Ruiz-Gimenez is the Managing Member. The business address of each such person is 7969 NW 2nd Street, #401, Miami, Florida 33126.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed Class A common shares are owned by Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC, which may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 4, 2021, we issued an aggregate of 3,593,750 founder shares to our sponsor (135,942 of which were forfeited by our sponsor because the underwriters’ over-allotment option was not exercised in full) for an aggregate purchase price of $25,000 in cash. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding shares included in the private placement units or the shares of Class A common stock issuable to Maxim). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 571,859 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,718,590. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing July 19, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the offering. These loans are non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of our initial public offering. $173,500 had been advanced on June 30, 2021. The loan was to be repaid upon the closing of offering out of the offering proceeds. As of December 31, 2021, $0 was outstanding under such loan. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to purchase 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the private placement units. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we anticipate that we may not be able to consummate our initial business combination within 12 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be extended by up to three additional three month periods, for a total of up to 21 months to complete a business combination. This will occur as long as our sponsor or its affiliates or designees, on or prior to the date of the applicable deadline, deposits into the trust account $1,383,123 for each additional three month period. Any such payment would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we will, at the option of the lender, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per units, which units will be identical to the private placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We will enter into a registration rights agreement with respect to the private placement units, the securities issuable upon conversion of working capital loans and extension loans (if any) and the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Marcos Angelini, Per Bjorkman and Manuel Rocha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $31,930. The aggregate fees of Marcum LLP related to audit services in connection with our initial public offering totaled approximately $49,955. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the period ended December 31, 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the year period December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CLOVER LEAF CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clover Leaf Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clover Leaf Capital Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by July 22, 2022, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 15, 2022

PART I. FINANCIAL INFORMATION

CLOVER LEAF CAPITAL CORP.

BALANCE SHEET

December 31, 2021

Assets:
Current assets:
Cash	$680,302
Prepaid expenses – current portion	183,663
Total current assets	863,965
Prepaid expenses – long term portion	97,945
Investments held in Trust Account	140,404,628
Total Assets	$141,366,538

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$442,564
Due to related party	2,903
Total current liabilities	445,467
Deferred underwriting commissions	4,840,931
Total Liabilities	5,286,398

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 13,831,230 Class A common stock shares at redemption value of $10.15 per share	140,386,985

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 13,831,230 shares subject to possible redemption)	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346
Accumulated deficit	(4,307,272)
Total Stockholders’ Deficit	(4,306,845)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$141,366,538

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$851,777
Loss from operations	(851,777)

Other income
Interest and dividends earned on investments held in trust account	17,690
Total other income	17,690

Net loss	$(834,087)

Basic and diluted weighted average of Class A common stock outstanding	7,700,506
Basic and diluted net loss per share, Class A common stock	$(0.08)
Basic and diluted weighted average Class B common stock outstanding	3,189,105
Basic and diluted net loss per share, Class B common stock	$(0.08)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH December 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	—	—	3,593,750	359	24,641	—	25,000
Sales of 103,734 private placement units through the exercise of the over-allotment	103,734	10	—	—	1,037,332	—	1,037,342
Sale of 571,859 private placement units	571,859	57	—	—	5,718,531	—	5,718,588
Representative shares	138,312	14	—	—	1,383,109	—	1,383,123
Forfeiture of shares due to over-allotment not exercised in full	—	—	(135,943)	(13)	13	—	—
Proceeds allocated to equity rights	—	—	—	—	760,718	—	760,718
Issuance costs allocated to equity rights	—	—	—	—	(52,593)	—	(52,593)
Class A share remeasurement to redemption value, net of allocation of rights proceeds and offering costs	—	—	—	—	(8,871,751)	(3,473,185)	(12,344,936)
Net loss	—	—	—	—	—	(834,087)	(834,087)
Balance as of December 31, 2021	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(834,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	6,725
Interest and dividends earned on investment in Trust	(17,643)
Amortization of prepaid expenses	102,892
Changes in operating assets and liabilities:
Accrued costs and expenses	442,564
Due to related party	2,903
Prepaid expenses	(384,500)
Net cash used in operating activities	(681,146)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(140,386,985)
Net cash used in investing activities	(140,386,985)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	135,546,054
Proceeds from Private placement	6,755,930
Proceeds from sale of founder shares to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	130,000
Payment of promissory note to related party	(174,225)
Payment of deferred offering costs	(534,326)
Net cash provided by financing activities	141,748,433

Net Change in Cash	680,302
Cash - February 25, 2021 (inception)	—
Cash - Ending	$680,302

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$140,386,985
Deferred underwriters commission	$4,840,931
Deferred offering costs paid by promissory note – related party	$37,500
Fair value of representative shares issued	$1,383,124
Forfeiture of shares due to over-allotment not exercised in full	$13

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization, Business Operation and Going Concern

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Going Concern

As of December 31, 2021, the Company had $680,302 in cash and working capital of $418,498. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 22, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should a Business Combination not occur.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $680,302 in cash and no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the Company had $140,404,628 in investments held in the Trust Account.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (matures February 24, 2022)	140,404,628	—	(1,142)	140,403,486
	$140,404,628	$—	$(1,142)	$140,403,486

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., equity rights), the initial carrying value of Class A common stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

As of December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption	$140,386,985

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per share of common stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The basic and diluted income per common stock is calculated as follows:

For the Period
From February 25, 2021
(Inception) Through
December 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(589,818)
Denominator:
Weighted Average Class A common stock, basic and diluted	7,700,506
Basic and Diluted net income per share, Class A common stock	$(0.08)

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$(244,269)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,189,105
Basic and diluted net income per share, common stock	$(0.08)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the period from February 25, 2021 (inception) through December 31, 2021, the Company incurred $54,237 in administrative support fees which is included in formation and operating costs in the accompanying statement of operations. As of December 31, 2021, there was $2,903 outstanding, which is included on the accompanying balance sheet as “due to related party”.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of December 31, 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 13,831,230 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$162,250
Federal net operating loss	38,176
Total deferred tax asset	200,426
Deferred tax liability
Unrealized gain/loss	(1,955)
Valuation allowance	(198,471)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(175,158)
State
Current	—
Deferred	(23,313)
Change in valuation allowance	198,471
Income tax provision	$—

The Company’s federal and state net operating loss carryforwards as of December 31, 2021 amounted to $160,439, and will be carried forward indefinitely and are available to offset future taxable income in the respective tax jurisdictions.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $198,471.

Reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	2.80%
Permanent book/tax differences:
Change in valuation allowance	(23.80)%
Other	0.00%
Income tax provision	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and Florida and is subject to examination by the various taxing authorities, since inception.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 19, 2021, by and between the Company and Maxim Group LLC. (4)
3.1	Second Amended and Restated Certificate of Incorporation. (4)
3.2	Bylaws. (1)
4.1	Rights Agreement, dated July 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.2	Specimen Unit Certificate. (3)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Rights Certificate. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Noted dated March 4, 2021 Issued to Yntegra Capital Investments, LLC. (1)
10.2	Securities Subscription Agreement dated March 4, 2021 between the Company and the Sponsor. (1)
10.3	Letter Agreement, dated July 19, 2021, by and among the Company, its officers and directors, and the Sponsor. (4)
10.4	Investment Management Trust Agreement, dated July 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Registration Rights Agreement, dated July 19, 2021, by and among the Company and certain security holders. (4)
10.7	Maxim Unit Purchase Agreement, dated July 19, 2021, by and between the Company and Maxim. (4)
10.8	Sponsor Unit Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor. (4)
10.9	Administrative Support Agreement, dated July 19, 2021, by and between the Company and the Sponsor. (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on April 7, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on June 7, 2021.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 9, 2021.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 23, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2022	Clover Leaf Capital Corp.

	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Felipe MacLean	Chief Executive Officer	April 15, 2022
(Principal Executive Officer)

/s/ Luis A. Guerra	Chief Financial Officer	April 15, 2022
(Principal Financial and Accounting Officer)

/s/ Per Bjorkman	Director	April 15, 2022

/s/ Marcos Angelini	Director	April 15, 2022

/s/ Ambassador Manuel Rocha	Director	April 15, 2022