Form 10-Q
period 2022-03-31
Clover Leaf Capital Corp.
filed 2022-05-17
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 14,645,135 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the three-months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets:
Current assets:
Cash	$667,413	$680,302
Prepaid expenses – current portion	226,133	183,663
Total current assets	893,546	863,965
Prepaid expenses – long term portion	53,870	97,945
Investments held in Trust Account	140,457,616	140,404,628
Total Assets	$141,405,032	$141,366,538

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$402,575	$442,564
Due to related party	2,903	2,903
Total current liabilities	405,478	445,467
Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	5,246,409	5,286,398

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 13,831,230 Class A common stock shares at redemption value of $10.15 per share	140,386,985	140,386,985

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 13,831,230 shares subject to possible redemption)	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346	346
Accumulated deficit	(4,228,789)	(4,307,272)
Total Stockholders’ Deficit	(4,228,362)	(4,306,845)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$141,405,032	$141,366,538

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2022	For the Period From February 25, 2021 (Inception) Through March 31, 2021

Formation and operating costs	$316,202	$725
Income (loss) from operations	(316,202)	(725)

Other income
Recovery of previously incurred costs	341,684	—
Interest and dividends earned on investments held in trust account	53,001	—
Total other income	394,685	—

Net income (loss)	$78,483	$(725)

Basic and diluted weighted average of Class A common stock outstanding	14,645,135	—
Basic and diluted net loss per share, Class A common stock	$0.00	$—
Basic and diluted weighted average Class B common stock outstanding	3,457,807	3,125,000
Basic and diluted net loss per share, Class B common stock	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three Months Ended March 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	$81	3,457,807	$346	$—	$(4,228,789)	$(4,228,362)

For the Period from February 25, 2021 (Inception) through March 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(725)	(725)
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(725)	$24,275

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2022	For the Period From February 25, 2021 (Inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$78,483	$(725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor	—	725
Interest and dividends earned on investment in Trust	(52,988)	—
Amortization of prepaid expenses	46,557	—
Changes in operating assets and liabilities:
Accrued costs and expenses	(39,989)	—
Prepaid expenses	(44,952)	—
Net cash used in operating activities	(12,889)	—

Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholders	—	$25,000
Payment of deferred offering costs	—	(6,543)
Net cash provided by financing activities	—	18,457

Net Change in Cash	(12,889)	18,457
Cash – January 1, 2022	680,302	—
Cash - Ending	$667,413	$18,457

Supplemental disclosure of cash flow information:
Deferred offering costs paid by promissory note – related party	$—	$36,775
Accrued offering costs	$—	$40,939

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern

Clover Leaf Capital Corp. (the “Company”) is a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue the initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business engaged in the cannabis industry.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $667,413 and $680,302 in cash, respectively, and working capital of $488,068 and $418,498, respectively. Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 22, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustment that might result from the outcome of the uncertainty about should a Business Combination not occur.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022.

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $667,413 and $680,302 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $140,457,616 and $140,404,628 in investments held in the Trust Account, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Interest and dividends earned on investment held in the trust account” line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2022 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities (matures February 24, 2022)	140,457,616	18,598	—	140,476,214
	$140,457,616	$18,598	$—	$140,476,214

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., equity rights), the initial carrying value of Class A common stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

As of March 31, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption	$140,386,985

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and representative shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statements of operations apply the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

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

The basic and diluted income per common stock is calculated as follows:

		For the Period From February 25, 2021
	For the Three Months Ended	(Inception) Through
	March 31, 2022	March 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$63,492	$—
Denominator:
Weighted Average Class A common stock, basic and diluted	14,645,135	—
Basic and Diluted net income per share, Class A common stock	$0.00	$—

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$14,991	$(725)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	3,125,000
Basic and diluted net income per share, common stock	$0.00	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three months ended March 31, 2022, the Company incurred $40,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of March 31, 2022 and December 31, 2021, there was $2,903 and $2,903 outstanding, respectively, which is included on the accompanying balance sheets as “due to related party”.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 13,831,230 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (excluding shares included in the Private Placement Units or the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the initial public offering and, since the closing of the initial public offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of $78,483, which consisted of $316,202 of operating loss, offset by recovery of previously incurred costs of $341,684, as well as $13 in interest income from the operating bank account and interest income of $52,988 from marketable securities held in our Trust Account.

For the three months ended March 31, 2021, we had a net loss of $725, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $667,413 and $680,302 in cash, respectively, and working capital of $488,068 and $418,498, respectively. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

Until the consummation of a Business Combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should a Business Combination not occur.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the restatement of our July 22, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes from the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the SEC on July 19, 2021 and (ii) its Annual Report on Form 10-K filed with the SEC on April 15, 2022, except as disclosed below.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of this offering; (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months, from the closing of this offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and thus to be subject to the Investment Company Act.

We are aware of litigation against certain special purpose acquisition companies asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not considered an investment company and thus to be subject to the Investment Company Act.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 22, 2021, we consummated our initial public offering of 13,831,230 units. Each unit consists of one share of Class A common stock (“Class A Common Stock”) and one right to receive one-eighth (1/8) of a share of Class A Common Stock upon the consummation of an initial business combination (“Right”), with every eight (8) Rights entitling the holder thereof to receive one share of Class A Common Stock at the closing of the Clover Leaf Capital Corp. (“Company”)’s initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,312,300. The Company granted the underwriters in the initial public offering (“IPO”) a 30-day option to purchase up to 1,875,000 additional units solely to cover over-allotments, of which 1,331,230 units were purchased concurrently with the closing of the IPO. On July 28, 2021, the underwriters forfeited the remainder of their over-allotment option.

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

Following the closing of our initial public offering on July 22, 2021, $140,386,985 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the Private Placement Units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

CLOVER LEAF CAPITAL CORP.

Date: May 17, 2022	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)