Form 10-Q
period 2022-06-30
Clover Leaf Capital Corp.
filed 2022-08-15
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 14,645,135 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
PART 1 –	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from February 25, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from February 25, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 25, 2021 (Inception) through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II –	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets:
Current assets:
Cash	$288,958	$680,302
Prepaid expenses – current portion	221,578	183,663
Total current assets	510,536	863,965
Prepaid expenses – long term portion	—	97,945
Investments held in Trust Account	140,676,848	140,404,628
Total Assets	$141,187,384	$141,366,538

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$305,344	$442,564
Income taxes payable	4,675	—
Due to related party	—	2,903
Total current liabilities	310,019	445,467
Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	5,150,950	5,286,398

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 13,831,230 Class A common stock shares at redemption value of $10.15 per share	140,386,985	140,386,985

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 13,831,230 shares subject to possible redemption)	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346	346
Accumulated deficit	(4,350,978)	(4,307,272)
Total Stockholders’ Deficit	(4,350,551)	(4,306,845)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$141,187,384	$141,366,538

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 25, 2021 (Inception) Through June 30,
	2022	2021	2022	2021

Formation and operating costs	$336,756	$6,720	$652,958	$7,445
Loss from operations	(336,756)	(6,720)	(652,958)	(7,445)

Other income:
Recovery of previously incurred costs	—	—	341,684	—
Interest earned on investments held in trust account	219,232	—	272,220	—
Interest earned on cash held in bank	10	1	23	1
Total other income	219,242	1	613,927	1

Loss before provision for income taxes	(117,514)	(6,719)	(39,031)	(7,444)
Provision for income taxes	(4,675)	—	(4,675)	—
Net loss	$(122,189)	$(6,719)	$(43,706)	$(7,444)

Basic and diluted weighted average of Class A common stock outstanding	14,645,135	—	14,645,135	—
Basic and diluted net loss per share, Class A common stock	$(0.00)	(0.00)	(0.00)	—
Basic and diluted weighted average Class B common stock outstanding (1)	$3,457,807	3,125,000	3,457,807	3,125,000
Basic and diluted net loss per share, Class B common stock	$(0.00)	(0.00)	(0.00)	(0.00)

(1)	Excludes 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of June 30, 2021 (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 8). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 8).

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	81	3,457,807	346	—	(4,228,789)	(4,228,362)
Net loss	—	—	—	—	—	(122,189)	(122,189)
Balance as of June 30, 2022	813,905	$81	3,457,807	$346	$—	$(4,350,978)	$(4,350,551)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(725)	(725)
Balance as of March 31, 2021	—	—	3,593,750	359	24,641	(725)	24,275
Net loss	—	—	—	—	—	(6,719)	(6,719)
Balance as of June 30 2021	—	$—	3,593,750	$359	$24,641	$(7,444)	$17,556

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2022	For the Period From February 25, 2021 (Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(43,706)	$(7,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	6,725
Interest and dividends earned on investment in Trust	(272,220)	—
Amortization of prepaid expenses	46,557	—
Changes in operating assets and liabilities:
Accrued costs and expenses	(137,220)	550
Prepaid expenses	13,473	—
Due to related party	(2,903)	—
Income taxes payable	4,675	—
Net cash used in operating activities	(391,344)	(169)

Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	130,000
Payment of deferred offering costs	—	(137,257)
Net cash provided by financing activities	—	17,743

Net Change in Cash	(391,344)	17,574
Cash – January 1, 2022	680,302	—
Cash - Ending	$288,958	$17,574

Supplemental disclosure of cash flow information:
Deferred offering costs paid by promissory note – related party	$—	$36,775
Accrued offering costs	$—	$197,539

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Going Concern

As of June 30, 2022 and December 31, 2021, the Company had $288,958 and $680,302 in cash, respectively, and working capital of $305,192 and $418,498, respectively. Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 22, 2022 to consummate a Business Combination, unless otherwise extended (see Note 8). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustment that might result from the outcome of the uncertainty about should a Business Combination not occur.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $288,958 and $680,302 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $140,676,848 and $140,404,628 in investments held in the Trust Account, respectively.

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

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30, 2022 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities (matures August 25, 2022)	140,676,848	—	(98,140)	140,578,708
	$140,676,848	$—	$(98,140)	$140,578,708

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

As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption	$140,386,985

There was no remeasurement of carrying value to redemption value for the six months ended June 30, 2022.

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

The basic and diluted income per common stock is calculated as follows:

				For the Period From February 25, 2021
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(98,850)	$—	$(35,358)	$—
Denominator:
Weighted Average Class A common stock, basic and diluted	14,645,135	—	14,645,135	—
Basic and Diluted net income per share, Class A common stock	$(0.00)	$—	$(0.00)	$—

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$(23,339)	$(6,719)	$(8,348)	$(7,444)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	3,125,000	3,457,807	3,125,000
Basic and diluted net income per share, common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 3.98% and 0.00% for the three months ended June 30, 2022, and 2021, respectively, and 11.98% and 0.00% for the six months ended June 30, 2022, and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Florida as its only “major” tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. For the three and six months ended June 30, 2021, the Company did not incur such fees. As of June 30, 2022 and December 31, 2021, there was $0 and $2,903 outstanding, respectively, which is included on the accompanying balance sheets as “due to related party”.

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

The underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative’s Common Stock

The Company agreed to issue to Maxim and/or its designees, 125,000 shares of common stock (or 143,750 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option, resulting in an aggregate issuance of 138,312 representative shares. These shares were valued at a price of $10.00 which was the sale price of the Units sold in the IPO. Maxim agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial Business Combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the period of time to consummate a Business Combination is extended, as described herein).

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

Right of First Refusal

Subject to certain conditions, the Company has granted Maxim, for a period beginning on the closing of the IPO and ending 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of the IPO.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 13,831,230 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than as described below.

On July 18, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the Company’s extension of the date by which the Company has to complete its initial business combination from July 22, 2022 to October 22, 2022 (the “Extension”). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 (unless extended to April 22, 2023) or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On July 18, 2022, the Company caused to be deposited an aggregate of $1,383,123 (representing $0.10 per public share) into the Company’s trust account for its public stockholders. The Extension is the first of three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

Our charter provides that we would have only 12 months from the closing of the initial public offering to complete the initial Business Combination, except that we may extend the period of time to complete the initial Business Combination by three additional three-month periods (the “Combination Period”). Pursuant to the terms of the our amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each additional three month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If we complete an initial business combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit.

On July 18, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the Company’s extension of the date by which the Company has to complete its initial business combination from July 22, 2022 to October 22, 2022 (the “Extension”). At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On July 18, 2022, the Company caused to be deposited an aggregate of $1,383,123 (representing $0.10 per public share) into the Company’s trust account for its public stockholders. The Extension is the first of three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the initial public offering and, since the closing of the initial public offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net loss of $122,189, which consisted of formation and operating costs of $336,756 and provision for income taxes of $4,675, offset by interest earned on investments held in Trust Account of $219,232 and interest earned on cash held in bank of $10.

For the six months ended June 30, 2022, we had a net loss of $43,706, which consisted of formation and operating costs of $652,958 and provision for income taxes of $4,675, offset by recovery of previously incurred costs of $341,684, interest earned on investments held in Trust Account of $272,220 and interest earned on cash held in bank of $23.

For the three months ended June 30, 2021, we had a net loss of $6,719, which consisted of formation and operating costs of $6,720, offset by interest earned on cash held in bank of $1.

For the period from February 25. 2021 (inception) through June 30, 2021, we had a net loss of $7,444, which consisted of formation and operating costs of $7,445, offset by interest earned on cash held in bank of $1.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had $288,958 and $680,302 in cash, respectively, and working capital of $305,192 and $418,498, respectively. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

Until the consummation of a Business Combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our Sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until October 22, 2022, unless further extended, as described below, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should a Business Combination not occur.

On July 18, 2022, the Company issued a Note in the principal amount of $1,383,123 (the “Extension Payment”) to the Sponsor in connection with the Extension. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 (unless extended to April 22, 2023) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the Note may be converted into Conversion Units with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On July 18, 2022, the Company issued a press release announcing that the Sponsor had caused to be deposited an aggregate of $1,383,123 (representing $0.10 per public share) into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from July 22, 2022 to October 22, 2022. The Extension is the first of three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the restatement of our July 22, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after July 19, 2021.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial business combination prior to the 24-month anniversary of the effective date of the Registration Statement, as our charter currently contemplates, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to our initial business combination, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor is a U.S. entity and the managing member of our Sponsor is a U.S. person. Our Sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we are considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Effective July 6, 2022, Chris Rebentisch resigned from his position as Chief Operating Officer and Secretary of the Company.

Effective July 11, 2022, Markus Puusepp, was appointed as Chief Operating Officer and Secretary of the Company. There is no arrangement or understanding between Mr. Puusepp and any other person pursuant to which he was named Chief Operating Officer and Secretary of the Company.

Mr. Puusepp has been employed as Chief Strategy Officer of SHL Medical AG (“SHL”) since 2017. SHL is a global solution provider in the design, development and manufacturing of advanced drug delivery systems. Mr. Puusepp previously spent over seven years in Hong Kong and Beijing within the private equity and medtech industries. Prior to that, he worked in investment banking in Sweden, as well as management consulting. Additionally, Mr. Puusepp has held several directorships, including as a board member for Spowdi since October 2020, a non-executive board member of QulO since October 2018, a board member of Pharmaero ApS since February 2018 and as a Chairman of Innovation Zed since February 2018. He received his Masters in Business Administration from Stockholm University in 2008.

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

CLOVER LEAF CAPITAL CORP.

Date: August 12, 2022	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)