Form 10-Q
period 2022-09-30
Clover Leaf Capital Corp.
filed 2022-11-14
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 14,645,135 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART 1 –	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 25, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 25, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 25, 2021 (Inception) through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II –	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets:
Current assets:
Cash	$16,399	$680,302
Prepaid expenses – current portion	168,487	183,663
Total current assets	184,886	863,965

Prepaid expenses – long term portion	—	97,945
Investments held in Trust Account	142,668,617	140,404,628
Total Assets	$142,853,503	$141,366,538

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$393,422	$442,564
Income taxes payable	104,611	—
Promissory note to Related Party	1,383,892	—
Due to related party	—	2,903
Total current liabilities	1,881,925	445,467

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	6,722,856	5,286,398

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 13,831,230 Class A common stock shares at redemption value of $10.18 and $10.15 per share at September 30, 2022 and December 31, 2021, respectively.	140,813,483	140,386,985

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 13,831,230 shares subject to possible redemption)	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346	346
Accumulated deficit	(4,683,263)	(4,307,272)
Total Stockholders’ Deficit	(4,682,836)	(4,306,845)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$142,853,503	$141,366,538

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 25, 2021 (Inception) Through September 30,
	2022	2021	2022	2021

Formation and operating costs	$384,730	$330,655	$1,037,688	$338,100
Loss from operations	(384,730)	(330,655)	(1,037,688)	(338,100)

Other income:
Recovery of previously incurred costs	—	—	341,684	—
Interest earned on investments held in Trust Account	607,876	11,501	880,096	11,502
Interest earned on cash held in bank	3	—	26	—
Total other income	607,879	11,501	1,221,806	11,502

Income (Loss) before provision for income taxes	223,149	(319,154)	184,118	(326,598)
Provision for income taxes	(128,936)	—	(133,611)	—
Net income (loss)	$94,213	$(319,154)	$50,507	$(326,598)

Basic and diluted weighted average of Class A common stock outstanding	14,645,135	10,639,408	14,645,135	4,461,687
Basic and diluted net income (loss) per share, Class A common stock	$0.01	(0.02)	0.00	(0.04)
Basic and diluted weighted average Class B common stock outstanding (1)	$3,457,807	4,007,086	3,457,807	3,514,659
Basic and diluted net income (loss) per share, Class B common stock	$0.01	(0.02)	0.00	(0.04)

(1)	Excludes 468,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of September 30, 2021 (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on July 22, 2021, 332,808 of the founder shares are no longer subject to forfeiture (see Note 5). The underwriters forfeited the remainder of their over-allotment option as of July 28, 2021 (See Note 5).

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	81	3,457,807	346	—	(4,228,789)	(4,228,362)
Net loss	—	—	—	—	—	(122,189)	(122,189)
Balance as of June 30, 2022	813,905	81	3,457,807	346	—	(4,350,978)	(4,350,551)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(426,498)	(426,498)
Net income	—	—	—	—	—	94,213	94,213
Balance as of September 30, 2022	813,905	$81	3,457,807	$346	$—	$(4,683,263)	$(4,682,836)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	—	—	3,593,750	359	24,641	—	25,000
Net loss	—	—	—	—	—	(725)	(725)
Balance as of March 31, 2021	—	—	3,593,750	359	24,641	(725)	24,275
Net loss	—	—	—	—	—	(6,719)	(6,719)
Balance as of June 30, 2021	—	—	3,593,750	359	24,641	(7,444)	17,556
Sales of 103,734 private placement units through the exercise of the over-allotment	103,734	10	—	—	1,037,332	—	1,037,342
Sale of 571,859 private placement units	571,859	57	—	—	5,718,531	—	5,718,588
Representative shares	138,312	14	—	—	1,383,109	—	1,383,123
Forfeiture of shares due to over-allotment not exercised in full	—	—	(135,943)	(13)	13	—	—
Class A share accretion to redemption value, net of allocation of rights proceeds and offering costs	—	—	—	—	(8,163,626)	(3,473,184)	(11,636,810)
Net loss	—	—	—	—	—	(319,154)	(319,154)
Balance as of September 30, 2021	813,905	$81	3,457,807	$346	$—	$(3,799,782)	$(3,799,355)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period From February 25, 2021 (Inception) Through September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$50,507	$(326,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor	—	6,725
Interest and dividends earned on investment in Trust	(880,096)	(11,476)
Interest earned on cash in bank account	46,557	(26)
Changes in operating assets and liabilities:
Accrued costs and expenses	(49,143)	111,399
Prepaid expenses	66,564	(332,095)
Due to related party	(2,903)	24,237
Income taxes payable	104,611	—
Net cash used in operating activities	(663,903)	(527,834)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,383,892)	(140,386,985)
Net cash used in Investing Activities	(1,383,892)	(140,386,985)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	—	138,312,300
Proceeds from Private placement	—	6,755,931
Proceeds from sale of founder shares to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	1,383,892	130,000
Payment of promissory note to related party	—	(168,225)
Payment of deferred offering costs	—	(3,300,545)
Net cash provided by financing activities	1,383,892	141,754,461

Net change in cash	(663,903)	839,642
Cash – January 1, 2022	680,302	—
Cash, end of the period	$16,399	$839,642

Supplemental disclosure of cash flow information:
Class A share accretion to redemption value in excess of purchase price	$426,498	$2,074,685
Deferred underwriters commission	$—	$4,840,931
Deferred offering costs paid by promissory note – related party	$—	$37,500
Representative shares issued	$—	$1,383,123

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on July 19, 2021 (the “Effective Date”). On July 22, 2021, the Company consummated its IPO of 13,831,230 Units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 675,593 Units (“Private Placement Units”) which is discussed in Note 4 (the “Private Placement”), at a price of $10.00 per Unit, in a Private Placement to the Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021 the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

On October 19, 2022, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Meeting, stockholders holding 12,204,072 shares of the Company’s Class A common stock issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) will be removed from the Company’s Trust Account to pay such holders.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.15 per public share or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern

As of September 30, 2022 and December 31, 2021, the Company had $16,399 and $680,302 in cash, respectively, and working capital deficit of $1,442,428 (net of Delaware Franchise and income taxes) and $418,498, respectively. Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 22, 2023 to consummate a Business Combination, unless otherwise extended (see Note 5). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustment that might result from the outcome of the uncertainty about should a Business Combination not occur.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by the stockholders of the Company to extend the period of time to complete the Business Combination ("extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $16,399 and $680,302 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $142,668,617 and $140,404,628 in investments held in the Trust Account, respectively.

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

The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2022 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Gain	Fair Value as of September 30, 2022
U.S. Treasury Securities (matures November 25, 2022)	$142,668,617	$—	$5,600	$142,674,217
	$142,668,617	$—	$5,600	$142,674,217

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

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Plus:
Remeasurement of carrying value to redemption value	426,498
Contingently redeemable Class A common stock subject to possible redemption (September 30, 2022)	$140,813,483

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

The basic and diluted income per common stock is calculated as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period From February 25, 2021 (Inception) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$76,217	$(231,838)	$40,860	$(182,687)
Denominator:
Weighted Average Class A common stock, basic and diluted	14,645,135	10,639,408	14,645,135	4,461,687
Basic and Diluted net income per share, Class A common stock	$0.01	$(0.02)	$0.00	$(0.04)

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$17,995	$(87,316)	$9,647	$(143,911)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	4,007,086	3,457,807	3,514,659
Basic and diluted net income per share, common stock	$0.01	$(0.02)	$0.00	$(0.04)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 57.78% and 0.00% for the three months ended September 30, 2022, and 2021, respectively, and 72.57% and 0.00% for the nine months ended September 30, 2022, and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s initial stockholders, including the Interests transferred to the Company’s officers and directors, have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) nine months after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the closing price of the shares of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares (the “lock-up”).

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2022 and December 31, 2021, there is no amount outstanding under the promissory note.

On July 18, 2022, the Company issued a promissory note (the “July Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the Company’s extension of the date by which the Company has to complete its initial Business Combination from July 22, 2022 to October 22, 2022. The July Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the July Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The conversion feature included in the July Note is closely related to the debt instrument itself and is not bifurcated from the host instrument.

As described in Note 8 below, on October 19, 2022, in connection with the extension of the period of initial Business Combination from October 22, 2022, to July 22, 2023,  the Company issued a further promissory note (the “October Note”) in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A common stock that was not redeemed in connection with the Extension. The October Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. For the three and nine months ended September 30, 2021, the Company incurred $24,237, in administrative support fees. As of September 30, 2022 and December 31, 2021, there was $0 and $2,903 outstanding, respectively, which is included on the accompanying balance sheets as “due to related party”.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 13,831,230 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

On October 19, 2022, the Company held the Meeting at which the Company’s stockholders approved an Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from October 22, 2022, to July 22, 2023, or such earlier date as determined by the Company’s board of directors.

In connection with the Meeting, stockholders holding 12,204,072 shares of the Company’s Class A common stock issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) will be removed from the Company’s Trust Account to pay such holders.

On October 19, 2022, the Company issued a promissory note (the “October Note”) in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 (the “Extension Funds”) to deposit into the Company’s Trust Account for each share of the Company’s Class A common stock that was not redeemed in connection with the Extension. The October Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

The Company will cause the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.85 per remaining public share, for the period that the Company needs to complete an initial Business Combination, and such amount will be distributed either to: (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of October 19, 2022, an aggregate of $1,383,123 had been deposited into trust to support the Extension.

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

On July 18, 2022, the Company issued the July Note in the principal amount of $1,383,123 to the Sponsor in connection with the Company’s extension of the date by which the Company has to complete its initial Business Combination from July 22, 2022 to October 22, 2022. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July Note may be converted into units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the July Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On July 18, 2022, the Company caused to be deposited an aggregate of $1,383,123 (representing $0.10 per public share) into the Company’s Trust Account for its public stockholders. The extension was the first of three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial Business Combination.

On October 19, 2022, the Company held the Meeting at which the Company’s stockholders approved an Extension Amendment to extend the date by which the Company must consummate its initial Business Combination from October 22, 2022, to July 22, 2023, or such earlier date as determined by the Company’s board of directors.

In connection with the Meeting, stockholders holding 12,204,072 shares of the Company’s Class A common stock issued in the Company’s Initial Public Offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) was removed from the Company’s Trust Account to pay such holders.

On October 19, 2022, the Company issued the October Note in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A common stock that was not redeemed in connection with the Extension. The October Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

As of October 19, 2022, the Company caused an aggregate of $1,383,123 to be deposited into the Trust Account to support the Extension, which equates to approximately $0.85 per remaining public share, for the period that the Company needs to complete an initial Business Combination, and such amount will be distributed either to: (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $94,213, which consisted of interest earned on investments held in Trust Account of $607,876 and interest earned on cash held in bank of $3, offset by formation and operating costs of $384,730 and provision for income taxes of $128,936.

For the nine months ended September 30, 2022, we had a net income of $50,507, which consisted of interest earned on investments held in Trust Account of $880,096, recovery of previously incurred costs of $341,684 and interest earned on cash held in bank of $26, offset by formation and operating costs of $1,037,688 and provision for income taxes of $133,611.

For the three months ended September 30, 2021, we had a net loss of $319,154, which consisted of $330,655 in formation and operating costs offset by $25 in interest income from the operating bank account and interest income of $11,476 from marketable securities held in our Trust Account.

For the period from February 25. 2021 (inception) through September 30, 2021, we had a net loss of $326,598, which consisted of $338,100 in formation and operating costs offset by $26 in interest income from the operating bank account and interest income of $11,476 from marketable securities held in our Trust Account.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $16,399 and $680,302 in cash, respectively, and working capital deficit of $1,442,428 (net of Delaware Franchise and income taxes) and $418,498, respectively. Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2023, unless further extended, as described below, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should a Business Combination not occur.

On July 18, 2022, the Company issued the July Note in the principal amount of $1,383,123 to the Sponsor in connection with the extension. The July Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 (unless extended to April 22, 2023) or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July Note may be converted into Conversion Units with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the July Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On July 18, 2022, the Company issued a press release announcing that the Sponsor had caused to be deposited an aggregate of $1,383,123 (representing $0.10 per public share) into the Company’s Trust Account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial Business Combination from July 22, 2022 to October 22, 2022. The extension was the first of three three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial Business Combination.

On October 19, 2022, the Company issued the October Note in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A common stock that was not redeemed in connection with the Extension. The October Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the restatement of our July 22, 2021 balance sheet included in the Form 8-K filed in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments. During quarterly period ended September 30, 2022, we identified additional material weaknesses in internal controls related to timeliness, completeness and accuracy of accruals.

In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s (i) most recent prospectus for the Initial Public Offering as filed with the SEC on July 19, 2021, (ii) its Annual Report on Form 10-K for the year ended December 31, 2021, and (iii) its Quarterly Report on Form 10-Q for the period ended June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC..

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination, including the Transaction.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We have identified additional material weaknesses in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified additional material weaknesses in our internal controls over financial reporting as of September 30, 2022, relating to timeliness, completeness and accuracy of accruals. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the registration statement.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Certificate of Incorporation (1)
10.1	Promissory Note, dated July 18, 2022(2)
10.2	Promissory Note issued to Yntegra Capital Investments, LLC(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2022.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2022
(3)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER LEAF CAPITAL CORP.

Date: November 14, 2022	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)