Form 10-K
period 2022-12-31
Clover Leaf Capital Corp.
filed 2023-04-14
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40625

Clover Leaf Capital Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2303279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Yntegra Capital Investments, LLC 1450 Brickell Avenue, Suite 2520 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 577-0031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Units, each consisting of one share of Class A common stock and one right to receive one-eighth (1/8) of one share of Class A common stock upon the consummation of an initial business combination	CLOEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CLOE	The Nasdaq Stock Market LLC
Rights, every eight (8) rights entitling the holder to receive one share of Class A common stock upon the consummation of an initial business combination	CLOER	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $140,110,360.

As of April 14, 2023 there were 2,441,063 shares of Class A common stock, par value $0.0001 per share, and 3,457,807 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2018 Farm Bill” are to the U.S. Agricultural Improvement Act of 2018;

●	“2022 Special Meeting” are to the special meeting of the stockholders of the Company held on October 19, 2022;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“CBD” are to cannabidiol;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Company,” “our Company,” “we” or “us” are to Clover Leaf Capital Corp, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and right agent of our public rights (as defined below);

●	“Conversion Units” are to units of the Company issuable upon conversion of the unpaid principal amount of the First Extension Note (as defined below) at the election of our sponsor (as defined below);

●	“CSA” are to the U.S. Controlled Substances Act;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FDA” are to the Food and Drug Administration;

●	“FFDCA” are to the Federal Food, Drug, and Cosmetic Act (21 U.S.C. 301 et seq.);

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the date by which the Company has to complete its initial business combination from July 22, 2022 to October 22, 2022 as requested by our sponsor pursuant to our amended and restated certificate of incorporation;

●	“First Extension Note” are to the promissory note in the principal amount of $1,383,123 issued to our sponsor on July 18, 2022 in connection with the First Extension;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in a private placement and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such shares of Class A common stock are not “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” are to the initial public offering that was consummated by the Company on July 22, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;

●	“private placement rights” are to the rights included within the private placement units (as defined below) purchased by our sponsor and the representative in the private placement;

●	“private placement shares” are to the shares of Class A common stock included within the private placement units purchased by our sponsor and the representative in the private placement (for the avoidance of doubt, such shares of Class A common stock are not “public shares”);

●	“private placement units” are to the units issued to our sponsor and the representative in the private placement;

●	“public rights” are to our rights sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2021, as amended, and declared effective on July 19, 2021 (File No. 333-255111);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“representative shares” are to the 138,312 shares of our Class A common stock issued to the representative and/or its designees upon the consummation of our initial public offering (for the avoidance of doubt, such shares of Class A common stock are not “public shares”);

●	“rights” are to our rights, which each entitle the holder to receive one-eighth (1/8) of one share of Class A common stock upon the consummation of an initial business combination, and which rights include the public rights as well as the private placement rights;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the date by which the Company has to complete its initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board of directors, as approved by the stockholders of the Company at the 2022 Special Meeting;

●	“Second Extension Note” are to the promissory note in the principal amount of $1,383,123 issued to our sponsor on October 19, 2022 in connection with the Second Extension;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Yntegra Capital Investments, LLC, a Delaware limited liability company, an affiliate of Yntegra Capital Management LLC;

●	“THC” are to tetrahydrocannabinol;

●	“trust account” are to the U.S.-based trust account in which an amount of $140,386,985 ($10.15 per unit) from the net proceeds of the sale of the units in our initial public offering and the private placement units was placed following the closing of our initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right; and

●

“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

General

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect an initial business combination with one or more businesses.

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

Upon the consummation of our initial public offering, we also issued an additional 138,312 shares of Class A common stock, valued at $10.00 per share, to the representative and/or its designees.

A total of $140,386,985, comprised of $138,312,300 of the proceeds from the initial public offering and $2,074,685 of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

We originally had up to 12 months from the closing of our initial public offering, or until July 22, 2022, to consummate an initial business combination. However, as requested by our sponsor and as permitted under our amended and restated certificate of incorporation, on July 19, 2022, we extended the period of time to consummate a business combination by an additional three months from July 22, 2022 to October 22, 2022. In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board of directors. For more information regarding the extensions, see “Effecting Our Initial Business Combination” below.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Felipe MacLean, our President and CEO. We must complete our initial business combination by July 22, 2023. If our initial business combination is not consummated by July 22, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Business

We are an early stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination with one or more businesses or entities. While we may pursue a business combination target in any business, industry or geographic region, we have focused our search on cannabis industry businesses that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the CSA.

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

If we target a business with a focus on e-commerce, we would only target a business that limits its activities to those states where such activities are legal. To the extent the target business involves a product that is excluded from Schedule 1 of the CSA, such as hemp or hemp-derived products, such target company may engage in interstate commerce. E-commerce in the cannabis industry can be distinguished in the following ways:

●	Marketplaces: “Direct sale” platforms (solely in states and products where it is legally allowed), such as business-to-consumer apps or websites that transact intrastate business directly with the final buyer.

●	Delivery Services: Online ordering (especially post Covid-19) has set a new consumer behavior trend for the industry. These platforms are not available in every legal state, but California has shown how successful they can be. Online ordering and delivery platforms cost per sale is significantly less than brick and mortar translating to greater margins. We believe that direct-to-consumer sales platforms and online ordering are the future of cannabis retail.

●	Online Communities or Destinations: “Aggregator” platforms designed to provide consumers with information and education on available products and prices across multiple retailers. Actual sales are conducted by a licensed brick & mortar store (dispensary), but these networks offer exposure to more potential customers. In addition to the above, we may also consider targets that are hemp derived CBD businesses that are compliant with the 2018 Farm Bill, which would include targets engaged in cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of hemp-derived CBD. Any such targets would only produce products that are derived from “hemp,” as defined in the 2018 Farm Bill, and therefore have a delta-9 THC concentration of not more than 0.3 percent on a dry weight basis. In addition, any such products must comply with the FFDCA and its implementing regulations, as amended from time to time.

We may also consider entering into a business combination to market or develop products regulated by the FDA, including pharmaceutical applications and treatments that entail compounds found in cannabis. It is unclear how the FDA will respond to the approach taken by a target business we acquire, or whether the FDA will propose or implement new or additional regulations. In addition, such products may be subject to regulation at the state or local levels. Unforeseen regulatory obstacles may hinder our ability to find a target business that can successfully compete in the market for such products. However, recent regulatory movements such as the proposed amendment to the FFDCA may provide the FDA with the flexibility to regulate hemp-based CBD as a dietary supplement and a potential pathway forward for hemp-derived health and wellness products.

The Cannabis Industry

The current trend to legalize different uses and applications of cannabinoid products in the United States has begun to normalize a situation that had been known to science for many years: that there are numerous benefits from the use of the derived substances of the Cannabis plant. While cannabis is currently illegal under U.S. federal law since it is classified as a Schedule I drug under the CSA, which imposes various criminal penalties, the laws and regulations governing cannabis are still developing including in ways that we may not foresee. For example, the 2018 Farm Bill has taken hemp and hemp-derived cannabinoids out of the most restrictive class of controlled substances under U.S. federal law. Furthermore, numerous U.S. states have legalized the adult use of marijuana, even though its use remains a violation of U.S. federal law.

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

In 2018, the U.S. Congress passed the 2018 Farm Bill, which legalized a significant portion of the hemp industry. With the passage of the 2018 Farm Bill, there has been a significant increase in the availability of hemp-derived products, including products containing CBD. Hemp-derived CBD products are now legally available through mainstream distribution channels and retailers. A wide range of CBD-infused products, including lotions, serums, balms, tinctures, shampoos, soaps and pet treats, can now be found online and at a variety of retailers, such as supermarkets, cosmetic stores, beauty salons and pet supply stores. Consumers are beginning to use hemp-based products to treat a variety of medical conditions, including anxiety, insomnia, pain and inflammation. In aggregate, across all state medical hemp laws in the United States, hemp is legally recognized as a form of therapy or medicine for more than 50 medical conditions. However, even the hemp sector continues to have certain market uncertainty, particularly related to the CBD-infused food and beverage market, as the FDA has asserted that the sale of such products violates the FFDCA.

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

Legal status of hemp and hemp derivatives

Until recently, hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis) and hemp’s extracts (except mature stalks, fiber produced from the stalks, oil or cake made from the seeds and any other compound, manufacture, salt derivative, mixture or preparation of such parts) were illegal Schedule I controlled substances under the CSA. The Agricultural Act of 2014 (the “2014 Farm Bill”) authorized states to establish industrial hemp research programs. The majority of states established programs purportedly in compliance with the 2014 Farm Bill. Many industry participants and even states interpreted the law to include “research” into the commercialization of, and commercial markets for, CBD from hemp, including products containing CBD.

In December 2018, the U.S. government changed hemp’s legal status. The 2018 Farm Bill removed hemp and extracts of hemp, including CBD, from the CSA schedules. Accordingly, the production, sale and possession of hemp or extracts of hemp, including CBD, no longer violate the CSA. The 2018 Farm Bill did not create a system in which individuals or businesses can grow hemp whenever and wherever they want. There are numerous restrictions. The 2018 Farm Bill allows hemp cultivation under state plans approved by the U.S. Department of Agriculture (“USDA”) or under USDA regulations in states that have legalized hemp but not implemented their own regulations. It also allows the transfer of hemp and hemp-derived products across state lines for commercial or other purposes, even through states that have not legalized hemp or hemp-derived products. Nonetheless, states can still prohibit hemp or limit hemp more stringently than the federal law.

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

Attractive Fundamentals:

The cannabis industry’s current size and growth is surprising considering the inefficiencies that have plagued this market. Potential future favorable changes in the regulatory environment (not limited to potential federal regulation), may accelerate this growth. The industry, in its current state, has achieved significant magnitude as shown by the following data (Source: BDS Analytics):

●	The global cannabis market, consisting of (i) state legalized cannabis sales in the U.S. (notwithstanding cannabis’ status as a Schedule I controlled substance) and (ii) nationally legalized cannabis sales outside the U.S., saw approximately 45% growth across the board in 2020, with current global forecasts as follows:

●	Sales exceeded $21 billion in 2020

●	Sales forecast exceeds $55 billion by 2026

●	Growth of global sales from 2019 to 2020 represents an increase of 48% over 2019 sales of $14.4 billion.

●	Expected global growth from 2020 to 2026 represents a compound annual growth rate (CAGR) of more than 17%, roughly $6 billion annually.

●	Aggregate sales in U.S. states where cannabis sales have been legalized accounted for approximately 84% of total global sales in 2020.

●	Five state markets made up 56% of that total (Arizona, California, Colorado, Nevada and Oregon).

●	Over the next couple of years, it is expected that California, New York, New Jersey, Florida, Ohio, Maryland, Nevada, Massachusetts, Missouri and Arizona will have the highest contribution to growth to bring the U.S. from a $17.6 billion dollar legal system to $41.2 billion in 2026.

Fragmented market:

●	The cannabis industry is still a highly fragmented industry, the majority of companies are still single state operators.

●	The top three Multi-State Operators (MSO’s) in the cannabis industry currently represent less than 10% of the industry (measured by sales), with no single company having more than 5% of market participation.

Capital provider’s market:

●	Access to regular sources of capital has been limited or unavailable to this date, the growth of the companies in this industry is clearly outpacing their available capital to continue growth at its current pace.

●	Most of the “legacy” owners or those that participated in the initial “wave” of the industry, have been surpassed by their own growth, access to efficient capital sources will also provide them with much needed professional management, standardized processes, M&A advisory and strategic planning.

●	In addition to all of the above, the potential of eventual federal regulation, as it pertains to the capital markets and banking may boost this opportunity.

Business Strategy

Our business strategy is to identify and complete one or more business combinations with a target operating in the cannabis industry that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates. We are seeking companies that we believe can efficiently deploy new capital while benefiting from our industry know-how and management team. The goal of our business combination is to achieve revenue growth and to increase profitability. These objectives can be achieved both through acquisitions and/or through organic growth. We are looking for targets that can benefit from one or more of the following: investment in research & development, new technologies and/or additional infrastructure, in order to achieve a dominant position in their market and/or entry in new ones.

While we may pursue a business combination target in any business, industry or geographical location, we are focusing our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the CSA.

While evaluating any business combination, our team believes that the stage of the market should be considered, whether it’s a new, transitioning, or a mature market.

●	Companies in new and transitioning markets will have a first mover advantage, with significant revenue potential and profit margins. As inexperienced competition enters these markets, supply increases with the resulting sales erosion. If the cyclical nature of the new market strategy is understood and proper practices are applied, our team believes that there is opportunity to capture significant revenues while building a sustainable and established business.

●	Companies in mature markets experience less volatility and more market/price stability. This stability allows for a traditional approach in managing the business, market growth, operations & forecasting sales.

●	Entering either a new market or a mature market both have a positive and negative effect, with mature markets typically offering better stability but less growth potential.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. While we utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

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

In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criterion. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until July 22, 2023 (24 months from the closing of our initial public offering) to consummate an initial business combination. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target.

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

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 22, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available in the trust account for an initial business combination in the amount of approximately $18,276,866 as of December 31, 2022, before payment of $4,840,931 of deferred underwriting fees before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We originally had up to 12 months from the closing of our initial public offering, or until July 22, 2022, to consummate an initial business combination. However, as requested by our sponsor and as permitted under our amended and restated certificate of incorporation, on July 19, 2022, we extended the period of time to consummate a business combination by an additional three months from July 22, 2022 to October 22, 2022. In connection with the First Extension, our sponsor caused to be deposited into the trust account an aggregate of $1,383,123 (representing $0.10 per public share). The First Extension was the first of three three-month extensions permitted under our amended and restated certificate of incorporation.

In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board of directors. In connection with the Second Extension, public stockholders redeemed an aggregate 12,204,072 public shares, and our sponsor loaned to the Company $1,383,123 ($0.85 per public share after redemptions), which was deposited into the trust account.

As a result of the extensions, we must complete our initial business combination by July 22, 2023.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was approximately $11.23 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. To maintain the listing for our securities on Nasdaq, we are required to comply with such rules.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and the private placement shares, unless otherwise required under applicable law we would not need any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 2,074,685, or 15% of the shares sold in our initial public offering.

Extension of Time to Complete Business Combination

We originally had up to 12 months from the closing of our initial public offering, or until July 22, 2022, to consummate an initial business combination. However, as requested by our sponsor and as permitted under our amended and restated certificate of incorporation, on July 19, 2022, we extended the period of time to consummate a business combination by an additional three months from July 22, 2022 to October 22, 2022. In connection with the First Extension, our sponsor caused to be deposited into the trust account an aggregate of $1,383,123 (representing $0.10 per public share). The First Extension was the first of three three-month extensions permitted under our amended and restated certificate of incorporation.

In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board of directors. In connection with the Second Extension, public stockholders redeemed an aggregate 12,204,072 public shares, and our sponsor loaned to the Company $1,383,123 ($0.85 per public share after redemptions), which was deposited into the trust account.

As a result of the extensions, we must complete our initial business combination by July 22, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until July 22, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by July 22, 2023 we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination by July 22, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by July 22, 2023. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 22, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the required time or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $303,449 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering of units and the sale of the private placement units, other than the proceeds deposited in the trust account, the per-share redemption amount received by public stockholders upon our dissolution would be approximately $11.23 as of December 31, 2022 (before taking into account the withdrawal of interest to pay taxes, if any, and up to $100,000 in dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.23. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022 have access to up to approximately $303,449 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 22, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro-rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the specified time is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by July 22, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our July 22, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 22, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro-rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and rights are registered under the Exchange Act and, accordingly, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 22, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to our initial business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $11.23 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $11.23 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022 regarding the classification of redeemable common stock and timeliness, completeness and accuracy of accruals. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our Registration Statement, (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on November 26, 2021, May 17, 2022, August 15, 2022 and November 14, 2022, respectively, and (iii) our Definitive Proxy Statement on Schedule 14A, as filed with the SEC on October 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1450 Brickell Avenue, Suite 2520, Miami, FL 33131, and our telephone number is (305) 577-0031. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Our units, public shares and public rights are each traded on Nasdaq under the symbols CLOEU, CLOE and CLOER, respectively. Our units commenced public trading on July 20, 2021, and our public shares and public rights commenced separate public trading on September 9, 2021.

(b)	Holders

On April 14, 2023, there were three holders of record of our units, two holders of record of our shares of Class A common stock, one holder of record of our shares of Class B common stock and one holder of record of our public rights.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on September 2, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 19, 2022, we held the 2022 Special Meeting at which our stockholders approved, among other things, the Second Extension, which extended the date by which we must consummate a business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board.

In connection with the Second Extension, stockholders holding 12,204,072 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of approximately $125,587,180, or approximately $10.29 per share, to redeeming stockholders in the connection with such redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	12,204,072	$10.29	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the State of Delaware for the purpose of effecting an initial business combination with one or more businesses. While we may pursue an initial business combination target in any industry or geographic location, and we are focusing our search for a target business engaged in the cannabis industry.

The Registration Statement for our initial public offering was declared effective on July 19, 2021. On July 22, 2021, we consummated our initial public offering of 13,831,230 units at $10.00 per unit, and the sale of 675,593 units, at a price of $10.00 per unit, in the private placement to our sponsor and the representative that closed simultaneously with the initial public offering. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 units available and subsequently forfeited the remainder of their option as of July 28, 2021. Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

Transaction costs amounted to $9,562,126, consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares and $571,826 of other cash offering costs.

We originally had up to 12 months from the closing of our initial public offering, or until July 22, 2022, to consummate an initial business combination. However, as requested by our sponsor and as permitted under our amended and restated certificate of incorporation, on July 19, 2022, we extended the period of time to consummate a business combination by an additional three months from July 22, 2022 to October 22, 2022. In connection with the First Extension, our sponsor caused to be deposited into the trust account an aggregate of $1,383,123 (representing $0.10 per public share). In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by our board of directors. In connection with the Second Extension, public stockholders redeemed an aggregate 12,204,072 public shares.

As of October 19, 2022, we caused an aggregate of $1,383,123 to be deposited into the trust account to support the Second Extension, which equates to approximately $0.85 per remaining public share, for the period that the Company needs to complete an initial business combination, and such amount will be distributed either to: (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation, the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $60,237, which consisted of formation and operating costs of $ 1,291,228 and provision for income taxes of $185,423, offset by interest earned on investments held in trust account of $1,195,135, interest earned on cash held in bank of $69 and recovery of previously incurred costs of $341,684.

For the period from February 25, 2021 (inception) to December 31, 2021 we had a net loss of $834,087, which consisted of $851,777 in formation and operating costs, offset by $47 in interest income from operating bank account and interest income of $17,643 from marketable securities held in our trust account.

Going Concern

As of December 31, 2022 and 2021, we had cash of $303,449 and $680,302, respectively, and working capital deficit of $2,882,521 and working capital of $418,498, respectively. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000.

In addition, on July 18, 2022, we issued the First Extension Note to our sponsor in the principal amount of $1,383,123, pursuant to which our sponsor loaned us $1,383,123 ($0.85 per public share after redemptions) to deposit into the trust account for each public share that was not redeemed in connection with the First Extension. At the election of our sponsor, up to $1,383,123 of the unpaid principal amount of the First Extension Note may be converted into Conversion Units, of which the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the First Extension Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

On October 19, 2022, we issued the Second Extension Note to our sponsor in the principal amount of $1,383,123, pursuant to which our sponsor loaned us $1,383,123 to deposit into the trust account for each public share that was not redeemed in connection with the Second Extension. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loans.

Until the consummation of an initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination. We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, also do not include any adjustment that might result from the outcome of this uncertainty about should an initial business combination not occur.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the units in the initial public offering contain a redemption feature that allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Our redeemable common stock is comprised of shares of Class A common stock sold in the initial public offering. Our non-redeemable shares are comprised of shares of Class B common stock purchased by our sponsor as well as shares of Class A common stock sold as part of the private placement units and the representative shares. Earnings and losses are shared pro rata between the two classes of shares. Our statements of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the rights issued in connection with the initial public offering since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private placement units and securities that may be issued upon conversion of working capital loans and extension loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

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

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the initial public offering held in the trust account upon the completion of the initial business combination, subject to the terms of the underwriting agreement.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to:

(i)	the restatement of our July 22, 2021 balance sheet included in the Current Report on Form 8-K filed with the SEC on July 28, 2021 in connection with our initial public offering, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments, and

(ii)	material weaknesses in internal controls related to timeliness, completeness and accuracy of accruals, identified as of September 30, 2022.

(iii)	material weakness in internal controls related accuracy of the provision for franchise and income taxes, identified as of December 31, 2022.

In light of this material weakness, we performed additional analysis and procedures to support GAAP compliance in the preparation of our financial statements. We believe our efforts will enhance our controls relating to accounting for complex financial instruments and internal controls related to timeliness, completeness and accuracy of accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to incorrect classification of classification of redeemable common stock and timeliness, completeness and accuracy of accruals and accuracy of provision for franchise and income taxes.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex transaction instruments, internal controls related to timeliness, completeness and accuracy of accruals, and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Felipe MacLean	39	Chairman of the Board, President and Chief Executive Officer
Luis A. Guerra	49	Chief Financial Officer and Treasurer
Markus Puusepp	41	Chief Operating Officer and Secretary
Per Bjorkman	55	Director
Marcos Angelini	51	Director
Ambassador Manuel Rocha	72	Director

The experience of our directors and executive officers is as follows:

Felipe MacLean, our President and CEO since inception and our Chairman of the Board since April 2021, is a successful self-made entrepreneur with over 15 years of experience capitalizing on complex, high-yield transactions in various industries across the globe. Mr. MacLean applied his financial and operational expertise in building vertically integrated businesses in the agriculture, seafood, and edible oil sectors. Since [_], he has been a founder and CEO of Yntegra Group, a family office and multi-service provider that specializes in high yield transactions that has managed over $1 billion in commodities trading activity and placement of over $100 million in private equity investments. In 2017, Mr. MacLean started his venture in the cannabis industry founding Solace Holdings and leading an investment of over $50 million. Solace Holdings is today one of the most renowned cultivation, extraction and manufacturing facilities in the Nevada market, with leading product categories on its portfolio and doubling sales year over year. Mr. MacLean’s involvement was crucial to the success of Solace Holdings, supported by his clear understanding of the cannabis industry opportunities and challenges. We believe Mr. MacLean is well qualified to serve as our Chairman and CEO due to his extensive knowledge in the cannabis industry. As an early investor in the field, he has lived through the multiple regulatory cycles and growth facets of this developing industry. His experience has proven instrumental in creating a successful large-scale profitable cannabis operation.

Luis A. Guerra, our CFO and Treasurer since April 2021, was one of the founders of Bulltick Capital Markets, a regional investment bank in the US, Europe and Latin America that became one of the top 10 brokers and trading firms with the highest volume traded in Latin America ADRs (American Depositary Receipts) on the NYSE. He was a co-managing partner of the firm and member of its Management Committee, directly responsible for all securities brokerage, electronic trading, and capital markets operations, from March 2000 to February 2011. He grew the firm’s brokerage and trading operations from a start-up to one of the largest regional investment banks in Latin America. Since November 2018, Mr. Guerra has served as co-founder and Managing Director of Vitax Partners, a private investment vehicle with a focus on private equity and structured finance. Since December 2019, he has also served as part of the Advisory Board of Welz, a European based private equity real estate Investment Manager, where he advises on their investment portfolio. He is a seasoned capital markets professional who brings experienced and structured financial reporting. We believe Mr. Guerra is well qualified to serve as our CFO due to his capital markets and financial background, ample experience dealing with regulated entities both in the US and internationally, and knowledge as a former senior executive at an investment bank and asset management business.

Markus Puusepp, our COO and Secretary since July 2022, has been employed as Chief Strategy Officer of SHL Medical AG (“SHL”) since 2017. SHL is a global solution provider in the design, development and manufacturing of advanced drug delivery systems. Mr. Puusepp previously spent over seven years in Hong Kong and Beijing within the private equity and medtech industries. Prior to that, he worked in investment banking in Sweden, as well as management consulting. Additionally, Mr. Puusepp has held several directorships, including as a board member for Spowdi since October 2020, a non-executive board member of QulO since October 2018, a board member of Pharmaero ApS since February 2018 and as a Chairman of Innovation Zed since February 2018. He received his Masters in Business Administration from Stockholm University in 2008. We believe Mr. Puusepp is well qualified to serve as our COO due to his experience, integrity, and track records across multiple industries.

Per Bjorkman has served as one of our independent directors since July 2021. Since August 2020, he has served as Director of Business Development at SHL Healthcare, one of the world’s leading contract manufacturers and suppliers of MedTech solutions for home, hospital and long-term care use. As a customer-centric company, SHL offers a range of services, robust manufacturing capabilities and dedicated project management teams to best translate customer specifications into quality products. Prior to this role, he served as Managing Director of SHL Technologies & Group Ventures from January 2014 to December 2019. Mr. Bjorkman is a seasoned expert in the cannabis and healthcare industry. From October 2017 to July 2020, he served as Co-CEO of Solace Holdings in Nevada, a cGMP certified, vertically integrated THC and CBD cannabis company, focusing on the cultivation and manufacturing of leading cannabis consumer branded goods. Mr. Bjorkman holds a bachelor’s degree in Business Administration from the European University and was part of the Leadership and Strategic Execution Program at INSEAD in France. We believe Mr. Bjorkman is well qualified to serve as a director due to his extensive knowledge in the mainstream medical and pharmaceutical industry, and its potential application to the cannabis field, in addition to having managed a successful cannabis growing and production facility in the US.

Marcos Angelini has served as one of our independent directors since July 2021. He has served as the President of Red Bull Latin America since April 2017. Since August 2020, he has been an equity investor and a member of the advisory board to YVY Brazil. Prior to these roles, from May 2016 to February 2017, Mr. Angelini was the CEO of Facebook in Brazil, where he oversaw the media giant’s operations in the largest country in Latin America. Mr. Angelini has 24 years of international experience in marketing, innovation, media, advertising and general management. From January 1996 to March 2016, he worked at Unilever, initially in marketing, rising to Brand VP and later Vice President for Latin America. At Unilever, he had responsibility for numerous products for global client subsidiaries throughout the world. He was recognized by Meio & Mensagem as one of the top 10 Marketing Executives of 2015 and as one of the top 10 Media Executives of Brazil in 2016. Mr. Angelini received his MBA from the University of Durham and completed a Business Executive Program at Stanford University. We believe Mr. Angelini is well qualified to serve as a director due to his extensive experience working as a senior executive with internationally recognized brands such as Redbull and Facebook, and his ample consumer brands knowledge as a senior level global marketing manager at Unilever.

Ambassador Manuel Rocha has served as one of our independent directors since July 2021. Before moving to Miami in 2002, he spent well over two decades as a US diplomat. His last post was as US Ambassador to Bolivia from July 2000 to August 2002. His Foreign Service career included assignments in the Dominican Republic, Italy, Honduras, Argentina and Cuba. Importantly, he was also Director of Inter-American Affairs in the National Security Council at the White House. Making the transition to the private sector, he worked for two law firms, established his own business development company bringing business opportunities from China to the Western Hemisphere, worked for a private equity firm based in Argentina, and headed Corporate Affairs for Arcos Dorados, which owns most of the McDonald’s restaurants in Latin America. He also served as President of BARRICK Gold’s subsidiary in the Dominican Republic from September 2012 to April 2018, which represented the largest foreign direct investment in the country exceeding 5 billion dollars. Since May 2018, he has served as the SVP for Global Corporate Affairs for XCOAL, one of the largest exporters of US origin coals for use in integrated steel mills, cement plants, and power plants throughout the world. He graduated cum laude from Yale University, earned a master’s degree in Public Administration from Harvard University and a Master’s in International Relations from Georgetown University. We believe Mr. Rocha is well qualified to serve as a director due to his ample resources and network as a senior level, former State Department official, in addition to his experience running a large multinational operation. He is an expert negotiator who provides valuable input in a highly regulated industry like cannabis.

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

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Angelini, Bjorkman and Ambassador Rocha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Marcos Angelini qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Per Bjorkman, Marcos Angelini and Manuel Rocha serve as the members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Per Bjorkman, Marcos Angelini and Manuel Rocha are independent, and Per Bjorkman chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, which was filed, along with our audit and compensation committee charters, as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. Commencing on July 19, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the earlier of the completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April [_], 2023 based on information obtained from the persons named below, with respect to the beneficial ownership common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,898,870 shares of our common stock issued and outstanding as of April 11, 2023, consisting of (i) 2,441,063 shares of our Class A common stock and (ii) 3,457,807 shares of our Class B common stock. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Yntegra Capital Investments, LLC(2)	571,859	23.4	3,457,807	100.0	68.3
Felipe MacLean (2)	571,859	23.4	3,457,807	100.0	68.3
Luis A. Guerra(3)	-	-	-	-	-
Markus Puusepp	-	-	-	-	-
Per Bjorkman(3)	-	-	-	-	-
Marcos Angelini(3)	-	-	-	-	-
Ambassador Manuel Rocha(3)	-	-	-	-	-
All executive officers, directors and director nominees as a group	571,859	23.4	3,457,807	100.0	68.3
Other 5% holders
Mizuho Financial Group, Inc.(4)	816,476	33.4	-	-	13.8
Owl Creek Asset Management, L.P.(5)	323,924	13.3	-	-	5.5
Polar Asset Management Partners Inc.(6)	300,000	12.3	-	-	5.1

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Yntegra Capital Investments, LLC, 1450 Brickell Avenue, Suite 2520, Miami, FL 33131.

(2)	Represents shares held by Yntegra Capital Investments, LLC, our sponsor. Felipe MacLean, our Chief Executive Officer, is the sole manager of our sponsor and as such, may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed shares are directly held by Mizuho Securities USA LLC (“Mizuho USA”). Mizuho USA is a wholly-owned subsidiary of Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC (collectively, the “Mizuho Entities”), and such, the Mizuho Entities may be deemed to be indirect beneficial owners such shares. The business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5)	According to a Schedule 13G filed with the SEC on February 9, 2023, Owl Creek Asset Management, L.P. (“OCAM”) is the investment manager of a certain fund and a sub-advisor to a certain sub-account (the “Owl Creek Fund and Account”) with respect to the listed shares owned by the Owl Creek Fund and Account. Jeffrey A. Altman is managing member of the general partner of OCAM. The business address of OCAM and Mr. Altman is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(6)	According to a Schedule 13G/A filed with the SEC on February 13, 2023, the listed shares are directly held by Polar Multi-Strategy Master Fund (“PMSMF”). Polar Asset Management Partners Inc. (“Polar”) serves as the investment advisor to PMSFM with respect to such shares. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 4, 2021, we issued an aggregate of 3,593,750 founder shares to our sponsor (135,942 of which were forfeited by our sponsor because the underwriters’ over-allotment option was not exercised in full) for an aggregate purchase price of $25,000 in cash. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding shares included in the private placement units or the shares of Class A common stock issuable to the representative). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On April 8, 2021, our sponsor transferred a membership interest in our sponsor to each of our three officers and our three independent directors, representing an aggregate 75,000 founder shares. The interest of each officer and director relates solely to the number of founder shares laid out in their respective agreements. The transferred shares will vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, any of the grantees ceases to remain in their role, either voluntarily or for a cause, (a “Separation Event”), 100% of the shares granted will be automatically and immediately transferred back to our sponsor upon such Separation Event.

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

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the offering. These loans were non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of our initial public offering. $173,500 had been advanced on June 30, 2021. The loan was to be repaid upon the closing of our initial public offering out of the offering proceeds. As of December 31, 2021, $0 was outstanding under such loan. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In connection with the First Extension, on July 18, 2022, we issued the First Extension Note to our sponsor in the principal amount of $1,383,123, pursuant to which our sponsor loaned to us $1,383,123 to be deposited into the trust account. The First Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the liquidation of the Company. At the election of our sponsor, up to $1,383,123 of the unpaid principal amount of the First Extension Note may be converted into units of the Company (the “Conversion Units”). The total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the First Extension Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

In connection with the Second Extension, on October 19, 2022, we issued the Second Extension Note to our sponsor in the principal amount of $1,383,123, pursuant to which our sponsor loaned to us $1,383,123 to be deposited into the trust account. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of the liquidation of the Company.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

We have entered into a registration rights agreement with respect to the private placement units, the securities issuable upon conversion of working capital loans and extension loans (if any) and the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Marcos Angelini, Per Bjorkman and Manuel Rocha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 totaled approximately $115,360 and $31,930, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $49,955. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees

We paid Marcum $8,755 and $0, respectively, for tax services, planning or advice for the years ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm PCAOB ID Number 688	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-19

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CLOVER LEAF CAPITAL CORP.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm PCAOB ID Number 688	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clover Leaf Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clover Leaf Capital Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by July 22, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 14, 2023

PART I. FINANCIAL INFORMATION

CLOVER LEAF CAPITAL CORP.

BALANCE SHEETS

	December 31,
	2022	2021

Assets:
Current assets:
Cash	$303,449	$680,302
Prepaid expenses – current portion	104,876	183,663
Total current assets	408,325	863,965

Prepaid expenses – long term portion	—	97,945
Investments held in Trust Account	18,276,649	140,404,628
Total Assets	$18,684,974	$141,366,538

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$367,408	$442,564
Income taxes payable	137,633	—
Deferred income tax	18,790	—
Promissory note to Related Party	2,767,015	—
Due to related party	—	2,903
Total current liabilities	3,290,846	445,467

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	8,131,777	5,286,398

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,627,158 and 13,831,230 Class A common stock shares at redemption value of $11.24 and $10.15 per share at December 31, 2022 and 2021, respectively.	18,283,387	140,386,985

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 1,627,158 and 13,831,230 shares subject to possible redemption share at December 31, 2022 and 2021, respectively.)	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding	346	346
Accumulated deficit	(7,730,617)	(4,307,272)
Total Stockholders’ Deficit	(7,730,190)	(4,306,845)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$18,684,974	$141,366,538

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 25, 2021 (Inception) Through December 31,
	2022	2021

Formation and operating costs	$1,291,228	$851,777
Loss from operations	(1,291,228)	(851,777)

Other income:
Recovery of previously incurred costs	341,684	—
Interest earned on investments held in Trust Account	1,195,135	17,690
Interest earned on cash held in bank	69	—
Total other income	1,536,888	17,690

Income (Loss) before provision for income taxes	245,660	(834,087)
Provision for income taxes	(185,423)	—
Net income (loss)	$60,237	$(834,087)

Basic and diluted weighted average of Class A common stock outstanding	12,204,321	7,700,506
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.08)
Basic and diluted weighted average Class B common stock outstanding	3,457,807	3,189,105
Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.08)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholder	—	—	3,593,750	359	24,641	—	25,000
Sales of 103,734 private placement units through the exercise of the over-allotment	103,734	10	—	—	1,037,332	—	1,037,342
Sale of 571,859 private placement units	571,859	57	—	—	5,718,531	—	5,718,588
Representative shares	138,312	14	—	—	1,383,109	—	1,383,123
Forfeiture of shares due to over-allotment not exercised in full	—	—	(135,943)	(13)	13	—	—
Proceeds allocated to equity rights	—	—	—	—	760,718	—	760,718
Issuance costs allocated to equity rights	—	—	—	—	(52,593)	—	(52,593)
Class A share remeasurement to redemption value, net of allocation of rights proceeds and offering costs	—	—	—	—	(8,871,751)	(3,473,185)	(12,344,936)
Net loss	—	—	—	—	—	(834,087)	(834,087)
Balance as of December 31, 2021	813,905	81	3,457,807	346	—	(4,307,272)	(4,306,845)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,483,582)	(3,483,582)
Net income	—	—	—	—	—	60,237	60,237
Balance as of December 31, 2022	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period From February 25, 2021 (Inception) Through December 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$60,237	$(834,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor	—	6,725
Interest earned on investments in Trust Account	(1,195,135)	(17,643)
Amortization of prepaid expenses	46,557	102,892
Changes in operating assets and liabilities:
Accrued costs and expenses	(75,156)	442,564
Prepaid expenses	130,175	(384,500)
Due to related party	(2,903)	2,903
Income taxes payable	137,633	—
Deferred income tax	18,790	—
Net cash used in operating activities	(879,802)	(681,146)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,767,015)	(140,386,985)
Disposal of trust assets for redemptions	125,587,180	—
Withdrawal of trust funds to pay taxes	502,949	—
Net cash provided by (used in) Investing Activities	123,323,114	(140,386,985)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	—	135,546,054
Proceeds from Private placement	—	6,755,930
Proceeds from sale of founder shares to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	2,767,015	130,000
Payment of promissory note to related party	—	(174,225)
Payment of deferred offering costs	—	(534,326)
Payment for redemptions of shares subject to possible redemption	(125,587,180)	—
Net cash (used in) provided by financing activities	(122,820,165)	141,748,433

Net change in cash	(376,853)	680,302
Cash – beginning of the period	680,302	—
Cash, end of the period	$303,449	$680,302

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption amount	$3,483,582	$—
Initial value of Class A common stock subject to possible redemption	$—	$140,386,985
Deferred underwriters commission	$—	$4,840,931
Deferred offering costs paid by promissory note – related party	$—	$37,500
Forfeiture of shares due to over-allotment not exercised in full	$—	$13
Fair value of representative shares issued	$—	$1,383,124

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern

Clover Leaf Capital Corp. (the “Company”) a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue the initial Business Combination target in any industry or geographic location, the Company intends to focus its search for a target business engaged in the cannabis industry.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) and search for the business combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and placed in the Trust Account.

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

The Company will have only until July 22, 2023 to complete the initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each additional three month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial business combination. If the Company completes an initial business combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit.

On July 18, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $1,383,123 (the “Extension Payment”) to the Sponsor in connection with the extension of the Combination Period from July 22, 2022 to October 22, 2022.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any Founder Shares, private placement shares and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time.

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

Going Concern

As of December 31, 2022, and 2021, the Company had $303,449 and $680,302 in cash, respectively, and working capital deficit of $2,882,521 (net of Delaware Franchise and income taxes) and working capital of $418,498, respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had $303,449 and $680,302 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the Company had $18,276,649 and $140,404,628 in investments held in the Trust Account, respectively.

The Company classifies its United States Treasury securities as held-to-maturity securities in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Interest earned on investment held in Trust Account” line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2022 and 2021, are as follows:

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities (matures May 25, 2023)	18,276,649	—	217	18,276,866
	$18,276,649	$—	$217	$18,276,866

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (matures February 24, 2022)	140,404,628	—	(1,142)	140,403,486
	$140,404,628	$—	$(1,142)	$140,403,486

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

As of December 31, 2022 and 2021, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	$18,283,387

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statements of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The basic and diluted loss per common stock is calculated as follows:

	For the Year Ended	For the Period From February 25, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$46,938	$(589,818)
Denominator:
Weighted Average Class A common stock, basic and diluted	12,204,321	7,700,506
Basic and Diluted net income (loss) per share, Class A common stock	$0.00	$(0.08)

Non-redeemable common stock
Numerator:
Net income (loss) allocable to Class B common stock	$13,299	$(244,269)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	3,189,105
Basic and diluted net income (loss) per share, common stock	$0.00	$(0.08)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2022 and 2021, there is no amount outstanding under the promissory note.

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

As of December 31, 2022 and 2021, there is $2,767,015 and $0 outstanding under the July Note and October Notes, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the year ended December 31, 2022, the Company incurred $120,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. For the period from February 25, 2021 (inception) through December 31, 2021, the Company incurred $54,237 in administrative support fees. As of December 31, 2022 and 2021, there were $0 and $2,903 outstanding, respectively, which is included on the accompanying balance sheets as “due to related party”.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021 there were 813,905 shares of Class A common stock issued or outstanding, excluding 1,627,158 and 13,831,230 shares of Class A common stock subject to possible redemption as of December 31, 2022 and 2021, respectively.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Federal net operating loss	$—	$38,176
Organizational costs/Start-up costs	334,531	162,250
Total deferred tax asset	334,531	200,426
Deferred tax liability
Unrealized gain/loss	(18,790)	(1,955)
Valuation allowance	(334,531)	(198,471)
Deferred tax asset (liability), net of allowance	$(18,790)	$—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$138,094	$—
Deferred	(86,506)	(175,158)
State
Current	28,539	—
Deferred	(30,765)	(23,313)
Change in valuation allowance	136,060	198,471
Income tax provision	$185,423	$—

The Company’s federal and state net operating loss carryforwards as of December 31, 2022 and 2021 amounted to $0 and $160,439, respectively, and will be carried forward indefinitely and are available to offset future taxable income in the respective tax jurisdictions.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $136,060. For the period from February 25, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $198,471.

Reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	4.30%	2.80%
Prior year true-up	(5.23)%	—
Change in valuation allowance	55.41%	(23.80)%
Effective tax rate	75.48	—

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 19, 2021, by and between the Company and the representative. (4)
3.1	Amended and Restated Certificate of Incorporation. (4)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (7)
3.3	Bylaws. (1)
4.1	Rights Agreement, dated July 19, 2021, by and between the Company and Continental, as rights agent. (4)
4.2	Specimen Unit Certificate. (3)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Rights Certificate. (3)
4.5	Description of Registered Securities. (5)
10.1	Promissory Note, dated March 4, 2021, issued to our sponsor. (1)
10.2	Securities Subscription Agreement, dated March 4, 2021, between the Company and our sponsor. (1)
10.3	Letter Agreement, dated July 19, 2021, by and among the Company, its officers and directors, and our sponsor. (4)
10.4	Investment Management Trust Agreement, dated July 19, 2021, by and between the Company and Continental, as trustee. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Registration Rights Agreement, dated July 19, 2021, by and among the Company and certain security holders. (4)
10.7	Maxim Unit Purchase Agreement, dated July 19, 2021, by and between the Company and the representative. (4)
10.8	Sponsor Unit Purchase Agreement, dated July 19, 2021, by and between the Company and our sponsor. (4)
10.9	Administrative Support Agreement, dated July 19, 2021, by and between the Company and Yntegra Capital Management, LLC. (4)
10.10	Promissory Note, dated July 18, 2022, issued to our sponsor. (6)
10.11	Promissory Note, dated October 19, 2022, issued to our sponsor. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-255111), filed with the SEC on April 7, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-255111), filed with the SEC on June 7, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-255111), filed with the SEC on July 12, 2021.

(4)	Incorporated by reference to the Company’s Current Report Form 8-K, filed with the SEC on July 23, 2021.

(5)	Incorporated by reference to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

(6)	Incorporated by reference to the Company’s Current Report Form 8-K, filed with the SEC on July 19, 2022.

(7)	Incorporated by reference to the Company’s Current Report Form 8-K, filed with the SEC on October 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2023	Clover Leaf Capital Corp.

	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Felipe MacLean	Chief Executive Officer	April 14, 2023
Felipe MacLean	(Principal Executive Officer)

/s/ Luis A. Guerra	Chief Financial Officer	April 14, 2023
Luis A. Guerra	(Principal Financial and Accounting Officer)

/s/ Per Bjorkman	Director	April 14, 2023
Per Bjorkman

/s/ Marcos Angelini	Director	April 14, 2023
Marcos Angelini

/s/ Ambassador Manuel Rocha	Director	April 14, 2023
Ambassador Manuel Rocha