Form 10-Q
period 2023-03-31
Clover Leaf Capital Corp.
filed 2023-05-16
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 16, 2023, there were 2,441,063 shares of Class A Common Stock, par value $0.0001 per share, and 3,457,807 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited

Assets:
Current assets:
Cash	$136,155	$303,449
Prepaid expenses	109,512	104,876
Total current assets	245,667	408,325

Investments held in Trust Account	18,475,881	18,276,649
Total Assets	$18,721,548	$18,684,974

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$394,867	$367,408
Income taxes payable	198,002	137,633
Deferred income tax	—	18,790
Promissory note to Related Party	2,767,015	2,767,015
Total current liabilities	3,359,884	3,290,846

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	8,200,815	8,131,777

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,627,158 Class A common stock shares at redemption value of $11.31 and $11.24 per share at March 31, 2023 and December 31, 2022, respectively.	18,403,398	18,283,387

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 1,627,158 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	346	346
Accumulated deficit	(7,883,092)	(7,730,617)
Total Stockholders’ Deficit	(7,882,665)	(7,730,190)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$18,721,548	$18,684,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

Formation and operating costs	$190,171	$316,202
Loss from operations	(190,171)	(316,202)

Other income
Recovery of previously incurred costs	—	341,684
Interest and dividends earned on investments held in trust account	199,286	53,001
Total other income	199,286	394,685

Income before provision for income taxes	9,115	78,483
Provision for income taxes	(41,579)	—
Net income (loss)	$(32,464)	$78,483

Basic and diluted weighted average of Class A common stock outstanding	2,441,063	14,645,135
Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$0.00
Basic and diluted weighted average Class B common stock outstanding	3,457,807	3,457,807
Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(120,011)	(120,011)
Net loss	—	—	—	—	—	(32,464)	(32,464)
Balance as of March 31, 2023	813,905	$81	3,457,807	$346	$—	$(7,883,092)	$(7,882,665)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	$81	3,457,807	$346	$—	$(4,228,789)	$(4,228,362)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(32,464)	$78,483
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on investment in Trust	(199,233)	(52,988)
Amortization of prepaid expenses	(4,636)	46,557
Changes in operating assets and liabilities:
Accrued costs and expenses	27,460	(39,989)
Prepaid expenses	—	(44,952)
Income taxes payable	41,579	—
Net cash used in operating activities	(167,294)	(12,889)

Net change in cash	(167,294)	(12,889)
Cash, beginning of the period	303,449	680,302
Cash, end of the period	$136,155	$667,413

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares to redemption amount	$120,011	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “IPO”) and the Company’s efforts to pursue a Business Combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s franchise and income taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the applicable period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an initial Business Combination within the applicable period, subject to applicable law.

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

On July 18, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $1,383,123 (the “Extension Payment”) to the Sponsor in connection with the of the extension of the Combination Period from July 22, 2022 to October 22, 2022.

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

Going Concern

As of March 31, 2023 and December 31, 2022, the Company had $136,155 and $303,449 in cash, respectively, and working capital deficit of $2,775,416 and $2,882,521 (net of Delaware Franchise and income taxes), respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 22, 2023 to consummate a Business Combination, unless otherwise extended (see Note 5). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustment that might result from the outcome of the uncertainty about should a Business Combination not occur.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by the stockholders of the Company to extend the period of time to complete the Business Combination (“extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 14, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had $136,155 and $303,449 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company had $18,475,881 and $18,276,649 in investments held in the Trust Account, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Interest and dividends earned on investment held in Trust” line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2023 and December 31, 2022 are as follows:

	Carrying Value as of March 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2023
U.S. Treasury Securities (matures May 25, 2023)	18,474,697	—	1,184	18,475,881
	$18,474,697	$—	$1,184	$18,475,881

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities (matures November 25, 2022)	18,276,649	—	217	18,276,866
	$18,276,649	$—	$217	$18,276,866

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

As of March 31, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	$18,283,387
Plus:
Remeasurement of carrying value to redemption value	120,011
Contingently redeemable Class A common stock subject to possible redemption (March 31, 2023)	$18,403,398

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Units and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The basic and diluted income (loss) per common stock is calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$(13,434)	$63,492
Denominator:
Weighted Average Class A common stock, basic and diluted	2,441,063	14,645,135
Basic and Diluted net income (loss) per share, Class A common stock	$(0.01)	$0.00

Non-redeemable common stock
Numerator:
Net income (loss) allocable to Class B common stock	$(19,030)	$14,991
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	3,457,807
Basic and diluted net income (loss) per share, common stock	$(0.01)	$0.00

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 456.17% and 0.00% for the three months ended March 31, 2023, and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

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

As of March 31, 2023 and December 31, 2022, there is $2,767,015 outstanding under the July Note and October Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three months ended March 31, 2023, the Company incurred $30,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. For the three months ended March 31, 2022, the Company incurred $40,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, there was no outstanding, which is included on the accompanying balance sheets as “due to related party”.

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

Representative’s Common Stock

The Company agreed to issue to Maxim and/or its designees, 125,000 shares of common stock (or 143,750 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option, resulting in an aggregate issuance of 138,312 representative shares. These shares were valued at a price of $10.00 which was the sale price of the units sold in the IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial Business Combination within the applicable period.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022 there were 813,905 shares of Class A common stock issued or outstanding, excluding 1,627,158 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had a net loss of $32,464, which consisted of formation and operating costs of $190,171 and provision for income taxes of $41,579, offset by interest earned on investments held in Trust Account of $199,233 and interest earned on cash held in bank of $53.

For the three months ended March 31, 2022, we had a net income of $78,483, which consisted of $316,202 of operating loss, offset by recovery of previously incurred costs of $341,684, as well as $13 in interest income from the operating bank account and interest income of $52,988 from marketable securities held in our Trust Account.

Going Concern

As of March 31, 2023 and December 31, 2022, we had cash of $136,155 and $303,449 respectively, and working capital deficit of $2,775,416 and working capital of $2,882,521, respectively. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000.

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

In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Our redeemable common stock is comprised of shares of Class A common stock sold in the initial public offering. Our non-redeemable shares are comprised of shares of Class B common stock purchased by our sponsor as well as shares of Class A common stock sold as part of the private placement units and the representative shares. Earnings and losses are shared pro rata between the two classes of shares. Our statements of operations ally the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the following material weaknesses identified in the prior reporting periods:

(i)	the restatement of our July 22, 2021 balance sheet included in the Current Report on Form 8-K filed with the SEC on July 28, 2021 in connection with our initial public offering, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments;

(ii)	a material weaknesses in internal controls related to timeliness, completeness and accuracy of accruals, identified as of September 30, 2022; and

(iii)	a material weakness in internal controls related accuracy of the provision for franchise and income taxes, identified as of December 31, 2022.

In light of the material weaknesses, we performed additional analysis and procedures to support GAAP compliance in the preparation of our financial statements. We believe our efforts will enhance our controls relating to accounting for complex financial instruments and internal controls related to timeliness, completeness and accuracy of accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s (i) most recent prospectus for the Initial Public Offering as filed with the SEC on July 19, 2021, and (ii) its Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We recently received Nasdaq notices for failing to comply with listing requirements and there is no assurance we will regain compliance or maintain our Nasdaq listing. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On April 19, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Shares Requirement”). The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has 45 calendar days, or until June 5, 2023, to submit a plan to regain compliance with the Public Shares Requirement.

On April 21, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until October 18, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the MVLS Requirement.

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the Public Shares Requirement and MVLS Requirement.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is considered a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

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

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal controls over financial reporting as of March 31, 2023, relating to timeliness, completeness and accuracy of accruals. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

CLOVER LEAF CAPITAL CORP.

Date: May 16, 2023	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)