Form 10-Q
period 2023-06-30
Clover Leaf Capital Corp.
filed 2023-08-14
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 5,522,867 shares of Class A Common Stock, par value $0.0001 per share, and 1 share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	Unaudited
Assets:
Current assets:
Cash	$83,227	$303,449
Prepaid expenses	49,714	104,876
Total current assets	132,941	408,325

Investments held in Trust Account	18,698,001	18,276,649
Total Assets	$18,830,942	$18,684,974

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$691,955	$367,408
Income taxes payable	245,222	137,633
Deferred income tax	—	18,790
Promissory note to Related Party	3,067,015	2,767,015
Total current liabilities	4,004,192	3,290,846

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	8,845,123	8,131,777

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,627,158 Class A common stock shares at redemption value of $11.42 and $11.24 per share at June 30, 2023 and December 31, 2022, respectively.	18,582,427	18,283,387

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 813,905 shares issued and outstanding (excluding 1,627,158 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	81	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,457,807 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	346	346
Accumulated deficit	(8,597,035)	(7,730,617)
Total Stockholders’ Deficit	(8,596,608)	(7,730,190)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$18,830,942	$18,684,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$709,836	$336,756	$900,007	$652,958
Loss from operations	(709,836)	(336,756)	(900,007)	(652,958)

Other income:
Recovery of previously incurred costs	—	—	—	341,684
Interest and dividends earned on investments held in trust account	222,121	219,232	421,354	272,220
Interest earned on cash held in bank	21	10	74	23
Total other income	222,142	219,242	421,428	613,927

Loss before provision for income taxes	(487,694)	(117,514)	(478,579)	(39,031)
Provision for income taxes	(47,220)	(4,675)	(88,799)	(4,675)
Net loss	$(534,914)	$(122,189)	$(567,378)	$(43,706)

Basic and diluted weighted average of Class A common stock outstanding	2,441,063	14,645,135	2,441,063	14,645,135
Basic and diluted net loss per share, Class A common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

Basic and diluted weighted average Class B common stock outstanding	3,457,807	3,457,807	3,457,807	3,457,807
Basic and diluted net loss per share, Class B common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(120,011)	(120,011)
Net loss	—	—	—	—	—	(32,464)	(32,464)
Balance as of March 31, 2023	813,905	$81	3,457,807	$346	$—	$(7,883,092)	$(7,882,665)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(179,029)	(179,029)
Net loss	—	—	—	—	—	(534,914)	(534,914)
Balance as of June 30, 2023	813,905	$81	3,457,807	$346	$—	$(8,597,035)	$(8,596,608)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	81	3,457,807	346	—	(4,228,789)	(4,228,362)
Net loss	—	—	—	—	—	(122,189)	(122,189)
Balance as of June 30, 2022	813,905	$81	3,457,807	$346	$—	$(4,350,978)	$(4,350,551)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(567,378)	$(43,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividends earned on investment in Trust	(421,354)	(272,220)
Amortization of prepaid expenses	55,162	46,557
Changes in operating assets and liabilities:
Accrued costs and expenses	324,549	(137,220)
Prepaid expenses	—	13,473
Due to related party	—	(2,903)
Income taxes payable	88,799	4,675
Net cash used in operating activities	(520,222)	(391,344)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	300,000	—
Net cash provided by financing activities	300,000	—

Net change in cash	(220,222)	(391,344)
Cash, beginning of the period	303,449	680,302
Cash, end of the period	$83,227	$288,958

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares to redemption amount	$299,040	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”) and the Company’s efforts to pursue a Business Combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company will have only until January 22, 2024 to complete the initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each additional three month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial Business Combination. If the Company completes an initial Business Combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit.

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

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s board of directors (the “Extension”).

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

Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $83,227 and $303,449 in cash, respectively, and working capital deficit of $3,518,185 and $2,882,521 (net of Delaware Franchise and income taxes), respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until January 22, 2024 to consummate a Business Combination, unless otherwise extended (see Note 5). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustment that might result from the outcome of the uncertainty about should a Business Combination not occur.

Business Combination Agreement

On June 1, 2023, Clover Leaf Capital Corp., a Delaware corporation (together with its successors, “Clover Leaf”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CL Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf (other than the Company Stockholder (as defined below) as of immediately prior to the Effective Time and its successors and assignees) in accordance with the terms and conditions of the Merger Agreement (the “Sponsor” or the “Purchaser Representative”), Kustom Entertainment, Inc., a Nevada corporation with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (the “Company”), and Digital Ally, Inc., a Nevada corporation and the sole stockholder of the Company (the “Company Stockholder”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of the Company immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Company Stockholder to receive the Merger Consideration (as defined herein). Upon consummation of the Transactions, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Company Stockholder as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of the Company as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Company Stockholder will be paid solely by the delivery of new shares of Clover Leaf Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 14, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had $83,227 and $303,449 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $18,698,001 and $18,276,649 in investments held in the Trust Account, respectively.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of June 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2023
U.S. Treasury Securities (matures July 5, 2023)	18,695,881	2,120	—	18,698,001
	$18,695,881	$2,120	$—	$18,698,001

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities (matures November 25, 2022)	18,276,649	—	217	18,276,866
	$18,276,649	$—	$217	$18,276,866

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

As of June 30, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	$18,283,387
Plus:
Remeasurement of carrying value to redemption value	120,011
Contingently redeemable Class A common stock subject to possible redemption (March 31, 2023)	$18,403,398
Plus:
Remeasurement of carrying value to redemption value	179,029
Contingently redeemable Class A common stock subject to possible redemption (June 30, 2023)	$18,582,427

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

The basic and diluted income (loss) per common stock is calculated as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(221,357)	$(98,850)	$(234,792)	$(35,358)
Denominator:
Weighted Average Class A common stock, basic and diluted	2,441,063	14,645,135	2,441,063	14,645,135
Basic and Diluted net loss per share, Class A common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$(313,557)	$(23,339)	$(332,586)	$(8,348)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	3,457,807	3,457,807	3,457,807	3,457,807
Basic and diluted net loss per share, common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was (9.68%) and 3.98% for the three months ended June 30, 2023, and 2022, respectively, and (18.55%) and 11.98% for the six months ended June 30, 2023, and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

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

As of June 30, 2023 and December 31, 2022, there is $3,067,015 and $2,767,015 outstanding under the July Note and October Note, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of June 30, 2023 and December 31, 2022, there was no outstanding, which is included on the accompanying balance sheets as “due to related party”.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022 there were 813,905 shares of Class A common stock issued or outstanding, excluding 1,627,158 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were 3,457,807 shares of Class B common stock issued and outstanding, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s board of directors (the “Extension”).

On July 20, 2023 the Company filed the Extension Amendment with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s board of directors (the “Board”).

In connection with the Meeting, stockholders holding 376,002 shares of the Company’s Class A common stock issued in the Company’s initial public offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s trust account to pay such holders, resulting in approximately $14,008,650.13 remaining in the trust account.

In connection with the Extension, the Company will cause up to $360,000 to be deposited into the trust account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month) until January 22, 2024, that the Company needs to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 21, 2023, an aggregate of $60,000 had been deposited into trust to support the Extension.

On July 24, 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A common stock, par value $0.0001, held by the Company’s public stockholders that were not redeemed in connection with the Extension Amendment. On July 21, 2023, the Company deposited $60,000 into the Trust Account, with such amount being treated as the first draw under the Third Extension Note, and the Company will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial business combination until January 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

On July 20, 2023, the Company issued an aggregate of 3,457,806 shares of its Class A common stock to the Sponsor upon the conversion (“Conversion”) of an equal number of shares of Class B common stock of the Company held by the Sponsor. The 3,457,806 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination (the “Initial Business Combination”) as described in the prospectus for the Company’s initial public offering. Following the Conversion, there were 5,898,869 shares of Class A common stock issued and outstanding and 1 share of Class B common stock issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 68.3% of the Company’s issued and outstanding Class A common stock.

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

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Meeting, stockholders holding 376,002 shares of the Company’s Class A common stock issued in the Company’s initial public offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s trust account to pay such holders, resulting in approximately $14,008,650.13 remaining in the trust account. In connection with the Extension, the Company will cause up to $360,000 to be deposited into the trust account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month) until January 22, 2024, that the Company needs to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 21, 2023, an aggregate of $60,000 had been deposited into trust to support the Extension.

Recent Developments

On June 1, 2023, Clover Leaf Capital Corp., a Delaware corporation (together with its successors, “Clover Leaf”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CL Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf (other than the Company Stockholder (as defined below) as of immediately prior to the Effective Time and its successors and assignees) in accordance with the terms and conditions of the Merger Agreement (the “Sponsor” or the “Purchaser Representative”), Kustom Entertainment, Inc., a Nevada corporation with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (the “Company”), and Digital Ally, Inc., a Nevada corporation and the sole stockholder of the Company (the “Company Stockholder”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of the Company immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Company Stockholder to receive the Merger Consideration (as defined herein). Upon consummation of the Transactions, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Company Stockholder as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of the Company as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Company Stockholder will be paid solely by the delivery of new shares of Clover Leaf Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Meeting, stockholders holding 376,002 shares of the Company’s Class A common stock issued in the Company’s initial public offering exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s trust account to pay such holders, resulting in approximately $14,008,650.13 remaining in the trust account. In connection with the Extension, the Company will cause up to $360,000 to be deposited into the trust account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month) until January 22, 2024, that the Company needs to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 21, 2023, an aggregate of $60,000 had been deposited into trust to support the Extension.

On July 20, 2023, the Company issued an aggregate of 3,457,806 shares of its Class A common stock to the Sponsor upon the conversion (“Conversion”) of an equal number of shares of Class B common stock of the Company held by the Sponsor. The 3,457,806 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination (the “Initial Business Combination”) as described in the prospectus for the Company’s initial public offering. Following the Conversion, there were 5,898,869 shares of Class A common stock issued and outstanding and 1 share of Class B common stock issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 68.3% of the Company’s issued and outstanding Class A common stock.

Results of Operations

Our entire activity since inception up to June 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had a net loss of $534,914, which consisted of formation and operating costs of $709,836 and provision for income taxes of $47,220, offset by interest earned on investments held in Trust Account of $222,121 and interest earned on cash held in bank of $21 .

For the six months ended June 30, 2023, we had a net loss of $567,378, which consisted of formation and operating costs of $900,007 and provision for income taxes of $88,799, offset by interest earned on investments held in Trust Account of $421,354 and interest earned on cash held in bank of $74.

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

Going Concern

As of June 30, 2023 and December 31, 2022, we had cash of $83,227 and $303,449 respectively, and working capital deficit of $3,518,185 and working capital of $2,882,521, respectively. Prior to the completion of the initial public offering, our liquidity needs had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000.

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

On July 24, 2023, the Company issued the Third Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A common stock, held by the Company’s public stockholders that were not redeemed in connection with the Extension Amendment. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) the date of the liquidation of the Company.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the following material weaknesses identified in the prior reporting periods:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes from the risk factors previously disclosed in the Company’s (i) most recent prospectus for the Initial Public Offering as filed with the SEC on July 19, 2021, (ii) its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 14, 2023 and (iii) its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as field with the SEC on May 16, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

CLOVER LEAF CAPITAL CORP.

Date: August 14, 2023	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)