Form 10-Q
period 2023-09-30
Clover Leaf Capital Corp.
filed 2023-11-14
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 5,522,867 shares of Class A Common Stock, par value $0.0001 per share, and 1 share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	Unaudited
Assets:
Current assets:
Cash	$13,567	$303,449
Prepaid expenses	208,372	104,876
Total current assets	221,939	408,325

Investments held in Trust Account	14,317,173	18,276,649
Total Assets	$14,539,112	$18,684,974

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$695,198	$367,408
Income taxes payable	132,923	137,633
Excise Tax Payable	42,099	—
Deferred income tax	—	18,790
Promissory note to Related Party	3,327,015	2,767,015
Total current liabilities	4,197,235	3,290,846

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	9,038,166	8,131,777

Commitments and Contingencies (see Note 7)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,251,156 and 1,627,158 Class A common stock shares at redemption value of $11.55 and $11.24 per share at September 30, 2023 and December 31, 2022, respectively.	14,453,415	18,283,387

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,271,711 and 813,905 shares issued and outstanding (excluding 1,251,156 and 1,627,158 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	427	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,457,807 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	346
Accumulated deficit	(8,952,896)	(7,730,617)
Total Stockholders’ Deficit	(8,952,469)	(7,730,190)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$14,539,112	$18,684,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$468,110	$384,730	$1,219,117	$1,037,688
Loss from operations	(468,110)	(384,730)	(1,219,117)	(1,037,688)

Other income:
Recovery of previously incurred costs	—	—	—	341,684
Interest and dividends earned on investments held in trust account	163,950	607,876	585,304	880,096
Interest earned on cash held in bank	41	3	115	26
Total other income	163,991	607,879	585,419	1,221,806

(Loss) Income before provision for income taxes	(304,119)	223,149	(633,698)	184,118
Provision for income taxes	(77,724)	(128,936)	(166,523)	(133,611)
Net (loss) income	$(381,843)	$94,213	$(800,221)	$50,507

Basic and diluted weighted average of redeemable Class A common stock outstanding	1,328,809	14,645,135	1,526,615	14,645,135
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.06)	$0.01	$(0.14)	$0.00

Basic and diluted weighted average non-redeemable Class A and Class B common stock outstanding	4,271,712	3,457,807	4,271,712	3,457,807
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.06)	$0.01	$(0.14)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(120,011)	(120,011)
Net loss	—	—	—	—	—	(32,464)	(32,464)
Balance as of March 31, 2023	813,905	81	3,457,807	346	—	(7,883,092)	(7,882,665)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(179,029)	(179,029)
Net loss (Revised)	—	—	—	—	—	(385,914)	(385,914)
Balance as of June 30, 2023	813,905	81	3,457,807	346	—	(8,448,035)	(8,447,608)
Conversion of Class B ordinary shares in Class A ordinary shares	3,457,806	346	(3,457,806)	(346)		—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(80,919)	(80,919)
Excise tax liability on share redemptions	—	—	—	—	—	(42,099)	(42,099)
Net loss	—	—	—	—	—	(381,843)	(381,843)
Balance as of September 30, 2023	4,271,711	$427	1	$—	$—	$(8,952,896)	$(8,952,469)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	813,905	$81	3,457,807	$346	$—	$(4,307,272)	$(4,306,845)
Net income	—	—	—	—	—	78,483	78,483
Balance as of March 31, 2022	813,905	81	3,457,807	346	—	(4,228,789)	(4,228,362)
Net loss	—	—	—	—	—	(122,189)	(122,189)
Balance as of June 30, 2022	813,905	81	3,457,807	346	—	(4,350,978)	(4,350,551)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(426,498)	(426,498)
Net income	—	—	—	—	—	94,213	94,213
Balance as of September 30, 2022	813,905	$81	3,457,807	$346	$—	$(4,683,263)	$(4,682,836)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(800,221)	$50,507
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on investment in Trust	(585,419)	(880,096)
Amortization of prepaid expenses	206,258	46,557
Changes in operating assets and liabilities:
Accrued costs and expenses	327,790	(49,143)
Prepaid expenses	(309,754)	66,564
Due to related party	—	(2,903)
Income taxes payable	(23,500)	104,611
Net cash used in operating activities	(1,184,846)	(663,903)

Cash flows from investing activities:
Investment of cash in Trust Account	(180,000)	(1,383,892)
Disposal of trust assets for redemptions	4,209,931	—
Withdrawal of trust funds to pay taxes	514,964	—
Net cash provided by (used in) investing activities	4,544,895	(1,383,892)

Cash flows from financing activities:
Proceeds from sale of common stocks to initial shareholders	(4,209,931)	—
Proceeds from issuance of promissory note to related party	560,000	1,383,892
Net cash (used in) provided by financing activities	(3,649,931)	1,383,892

Net change in cash	(289,882)	(663,903)
Cash, beginning of the period	303,449	680,302
Cash, end of the period	$13,567	$16,399

Supplemental disclosure of cash flow information:
Recognition of liability for excise tax on redemptions	42,099	—
Accretion of Class A ordinary shares to redemption amount	$379,959	$426,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization, Business Operation and Going Concern

Clover Leaf Capital Corp. (the “Company” or “Clover Leaf”), a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company may pursue the Initial Business Combination target in any industry or geographic location. The Company intended to focus its search for a target business engaged in the cannabis industry.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”) and the Company’s efforts to pursue an Initial Business Combination described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The Registration Statement for the Company’s IPO (the “IPO Registration Statement”) was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its IPO of 13,831,230 units (the “Units” and, with respect to the Company’s Class A common stock, par value $0.0001 (“Class A common stock”) included in the Units being offered, the “public shares”) at $10.00 per Unit, which is discussed in Note 4 (“The Initial Public Offering”), and the sale of 675,593 Units which is discussed in Note 5 (“The Private Placement”), at a price of $10.00 per private placement unit (“Private Placement Units”), in a private placement (the “Private Placement”) to the Sponsor and Maxim Group LLC (“Maxim”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination.

Transaction costs amounted to $9,562,126 consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares, and $571,826 of other cash offering costs.

The Company’s Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Initial Business Combination.

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a trust account (“Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and until July 6, 2023 were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government Treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s franchise and income taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of an Initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an Initial Business Combination within the applicable period or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of the public shares if the Company has not completed an Initial Business Combination within the applicable period, subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination either (1) in connection with a stockholder meeting called to approve the Initial Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require it to seek stockholder approval under applicable law or stock exchange listing requirement. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company will have only until January 22, 2024 to complete the Initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental, in order to extend the time available for the Company to consummate its Initial Business Combination, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account for each additional three-month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three-month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an Initial Business Combination. If the Company completes an Initial Business Combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit.

On July 18, 2022, the Company issued a promissory note (the “First Extension Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the extension of the Combination Period from July 22, 2022 to October 22, 2022 (the “First Extension”).

On October 19, 2022, the Company held a special meeting of stockholders (the “Second Extension Meeting”). At the Second Extension Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its Initial Business Combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”) (the “Second Extension”). In connection with the Second Extension Meeting, stockholders holding 12,204,072 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) was removed from the Company’s Trust Account to pay such holders.

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Third Extension Meeting”). At the Third Extension Meeting, the Company’s stockholders approved an amendment (the “Third Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its Initial Business Combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s Board (the “Third Extension”). On July 20, 2023, the Company filed the Third Extension Amendment with the Secretary of State of the State of Delaware.

In connection with the Third Extension Meeting, stockholders holding 376,002 shares of the Company’s Class A common stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s Trust Account to pay such holders, resulting in approximately $14,008,650.13 remaining in the Trust Account.

In connection with the Third Extension, the Company will cause up to $360,000 to be deposited into the Trust Account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month until January 22, 2024), that the Company needs to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 21, 2023, an aggregate of $60,000 had been deposited into trust to support the Third Extension. The Company deposited $180,000 in the Trust Account through September 30, 2023.

On August 31, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notification received has no immediate effect on the Company’s Nasdaq listing. On October 16, 2023, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. On or before February 27, 2024, the Company must file with Nasdaq documentation that demonstrates that its common stock has a minimum of 300 public holders, and if the Company does not satisfy such terms, the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

If the Company has not completed the Initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares, as defined below (see Note 6), Private Placement shares and public shares held by them, as applicable, in connection with the completion of the Initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within the Combination Period or (b) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the prescribed time.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern

As of September 30, 2023 and December 31, 2022, the Company had $13,567 and $303,449 in cash, respectively, and working capital deficit of $3,950,016 and $2,882,521 (net of Delaware franchise and income taxes), respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 6).

On July 24, 2023, the Company issued a promissory note (the “Working Capital Note”) in the principal amount of up to $300,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Initial Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until January 22, 2024 to consummate an Initial Business Combination, unless otherwise extended. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustments that might result should an Initial Business Combination not occur.

Merger Agreement

On June 1, 2023, Clover Leaf entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CL Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Clover Leaf (“Merger Sub”), the Sponsor, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf (other than the Kustom Entertainment Stockholder (as defined below) as of immediately prior to the Effective Time and its successors and assignees) in accordance with the terms and conditions of the Merger Agreement (the “Purchaser Representative”), Kustom Entertainment, Inc., a Nevada corporation with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom Entertainment”), and Digital Ally, Inc., a Nevada corporation and the sole stockholder of Kustom Entertainment (the “Kustom Entertainment Stockholder”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom Entertainment (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Kustom Entertainment continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration (as defined herein). Upon consummation of the Transactions, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Kustom Entertainment Stockholder as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom Entertainment as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Kustom Entertainment Stockholder will be paid solely by the delivery of new shares of Clover Leaf Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an Initial Business Combination, a vote by the stockholders of the Company to extend the period of time to complete the Initial Business Combination (“extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an Initial Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, extension or otherwise, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination), and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an Initial Business Combination and in the Company’s ability to complete an Initial Business Combination.

Note 2 — Revision of Previously Issued Financial Statements

During preparation of the financial statements for the period ended September 30, 2023, the Company determined that the amounts of income taxes payable and formation and operating costs for the period ended June 30, 2023, were overstated by $149,000.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the period ended June 30, 2023, should be revised to reflect the impact of the overstatement.

Impact of the Revision

	As previously reported	Adjustment	As revised
Condensed Unaudited Balance Sheet as of June 30, 2023
Income taxes payable	245,222	(149,000)	96,222
Total current liabilities	4,004,192	(149,000)	3,855,192
Total Liabilities	8,845,123	(149,000)	8,696,123
Accumulated deficit	(8,597,035)	149,000	(8,448,035)
Total Stockholders’ Deficit	(8,596,608)	149,000	(8,447,608)

Statement of Shareholder equity as of June 30, 2023
Accumulated deficit	(8,597,035)	149,000	(8,448,035)
Total Stockholders’ Deficit	(8,596,608)	149,000	(8,447,608)

Condensed Unaudited Statement of Operation
For the three months ended June 30, 2023
Formation and operating costs	709,836	(149,000)	560,836
Loss from operations	(709,836)	149,000	(560,836)
Loss before provision for income taxes	(487,694)	149,000	(338,694)
Net loss	(534,914)	149,000	(385,914)
Basic and diluted weighted average of Class A common stock outstanding	2,441,063
Basic and diluted net loss per share, Class A common stock	(0.08)	0.01	(0.07)
Basic and diluted weighted average Class B common stock outstanding	3,457,807
Basic and diluted net loss per share, Class B common stock	(0.08)	0.01	(0.07)

For the six months ended June 30, 2023
Formation and operating costs	900,007	(149,000)	751,007
Loss from operations	(900,007)	149,000	(751,007)
Loss before provision for income taxes	(478,579)	149,000	(329,579)
Net loss	(567,378)	149,000	(418,378)
Basic and diluted weighted average of Class A common stock outstanding	2,441,063
Basic and diluted net loss per share, Class A common stock	(0.10)	0.03	(0.07)
Basic and diluted weighted average Class B common stock outstanding	3,457,807
Basic and diluted net loss per share, Class B common stock	(0.10)	0.03	(0.07)

Condensed Unaudited Statement of Cash Flows as of June 30, 2023
Net Loss	(567,378)	149,000	(418,378)
Changes in current assets and current liabilities:
Income taxes payable	88,799	(149,000)	(60,201)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2022, as filed with the SEC on April 14, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements included in the Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had $13,567 and $303,449 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the Company had $14,317,173 and $18,276,649 in investments held in the Trust Account, respectively.

As of September 30, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Prior to the current reporting period, the Company classified its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities were recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities on September 30, 2023 and December 31, 2022 are as follows:

	Carrying Value as of September 30, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
Money Market Funds	14,317,173	—	—	14,317,173
	$14,317,173	$—	$—	$14,317,173

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities (matures November 25, 2022)	18,276,649	—	217	18,276,866
	$18,276,649	$—	$217	$18,276,866

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the consummation of the IPO. Offering costs amounted to $9,562,126 and were charged to permanent and temporary equity, ratably with the redeemable and non-redeemable shares they are allocated to, upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., equity rights), the initial carrying value of Class A common stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt—Debt with Conversion and Other Options.”

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

As of September 30, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheet is reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	18,283,387
Plus:
Remeasurement of carrying value to redemption value	120,011
Contingently redeemable Class A common stock subject to possible redemption (March 31, 2023)	18,403,398
Plus:
Remeasurement of carrying value to redemption value	179,029
Contingently redeemable Class A common stock subject to possible redemption (June 30, 2023)	18,582,427
Plus:
Remeasurement of carrying value to redemption value	80,919
Less:
Redemptions of Class A common stock	(4,209,931)
Contingently redeemable Class A common stock subject to possible redemption (September 30, 2023)	$14,453,415

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” (“ASC 260”) Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. The Company’s redeemable common stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Placement and representative shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net (loss) income, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net (loss) income per redeemable share because the redemption value approximates fair value. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods presented.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(90,598)	$76,217	$(210,687)	$40,860
Denominator:
Weighted average Class A common stock subject to possible redemption, basic and diluted	1,328,809	14,645,135	1,526,615	14,645,135
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemptions	$(0.06)	$0.01	$(0.14)	$0.00

Non-redeemable common stock
Numerator:
Net (loss) income allocable to Class A and Class B non-redeemable common stock	$(291,245)	$17,995	$(589,534)	$9,647
Denominator:
Weighted average non-redeemable common stock, basic and diluted	4,271,712	3,457,807	4,271,712	3,457,807
Basic and diluted net (loss) income per share, Class A and Class B non-redeemable common stock	$(0.06)	$0.01	$(0.14)	$0.00

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (25.56)% and 57.78% for the three months ended September 30, 2023, and 2022, respectively, and (26.28%) and 72.57% for the nine months ended September 30, 2023, and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

On July 22, 2021, the Company consummated its IPO of 13,831,230 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $138,312,300. This included 1,331,230 Units due to a partial over-allotment exercised by the underwriters. The underwriters forfeited their remaining over-allotment option on July 28, 2021. Each Unit consists of (i) one share of Class A common stock and (ii) one right to receive one-eighth (1/8) of a share of Class A common stock upon the consummation of the Initial Business Combination (the “rights”).

The Company paid an underwriting fee at the closing of the IPO of $2,766,246. An additional fee of $4,840,931 was deferred and will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 5 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,718,590 in the aggregate) and Maxim purchased an aggregate of 103,734 Private Placement Units at a price of $10.00 per Private Placement Unit ($1,037,340 in the aggregate) in a Private Placement. Each Private Placement Unit is identical to the Units offered in the IPO except as described below.

The Private Placement Units and their component securities will not be transferable, assignable or salable until after the completion of the Initial Business Combination except to permitted transferees. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights, which will expire worthless if the Company does not consummate an Initial Business Combination within the Combination Period.

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

On April 8, 2021, the Sponsor transferred a membership interest (the “Interest”) to three of the Company’s officers and the three independent directors of 75,000 Founder Shares. The Interest relates solely to the number of Founder Shares laid out in the Company’s officers’ and independent directors’ respective agreements. The transferred shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, any of the grantees ceases to remain in their role, either voluntarily or for a cause (a “Separation Event”), 100% of the shares granted will be automatically and immediately transferred back to the Sponsor upon such Separation Event. Since the stock grants to both directors and to the officers contain the performance condition of consummating an Initial Business Combination, the Company has determined the appropriate accounting treatment is to defer recognition of the compensation costs until the consummation of an Initial Business Combination in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.”

The Company’s initial stockholders, including the Interests transferred to the Company’s officers and directors, have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) six months after the completion of the Initial Business Combination; and (ii) subsequent to the Initial Business Combination (a) if the closing price of the shares of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Initial Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares (the “lock-up”).

On July 20, 2023, the Company issued an aggregate of 3,457,806 shares of its Class A common stock to the Sponsor upon the conversion (“Conversion”) of an equal number of shares of Class B common stock of the Company held by the Sponsor. The 3,457,806 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the prospectus for the Company’s IPO. Following the Conversion, there were 5,898,869 shares of Class A common stock issued and outstanding and 1 share of Class B common stock issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 68.3% of the Company’s issued and outstanding Class A common stock.

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses. As of September 30, 2023 and December 31, 2022, there is no amount outstanding under the promissory note.

On July 18, 2022, the Company issued the First Extension Note in the principal amount of $1,383,123 to the Sponsor in connection with the First Extension. The First Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the First Extension Note may be converted into Units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the First Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. The conversion feature included in the First Extension Note is closely related to the debt instrument itself and is not bifurcated from the host instrument.

On October 19, 2022, in connection with the Second Extension, the Company issued a further promissory note (the “Second Extension Note”) in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A common stock that was not redeemed in connection with the Second Extension. The Second Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination, or (ii) the date of the liquidation of the Company.

As of September 30, 2023 and December 31, 2022, there is $3,067,015 and $2,767,015 outstanding under the First Extension Note and Second Extension Note, respectively.

On July 21, 2023, the Company issued a promissory note (the “Third Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A common stock, held by the Company’s public stockholders that were not redeemed in connection with the Third Extension Amendment. On July 21, 2023, the Company deposited $60,000 into the Trust Account, with such amount being treated as the first draw under the Third Extension Note, and the Company will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until January 22, 2024, and such amount will be distributed either to: (i) all of the holders of public shares upon the Company’s liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. The Third Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s Initial Business Combination or (ii) the date of the liquidation of the Company. The Sponsor deposited $180,000 in the Trust Account under the Third Extension Note, which was outstanding as of September 30, 2023.

On July 21, 2023, the Company issued the Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The Company drew $80,000 under the Working Capital Note which was outstanding as of September 30, 2023.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement-equivalent Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 150,000 Units if $1,500,000 of notes were so converted), at the option of the lender. The Units would be identical to the Private Placement Units issued to the Sponsor. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial, and administrative services provided to members of the management team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on The Nasdaq Capital Market and continue monthly until the completion of the Company’s Initial Business Combination or liquidation of the Company. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, in administrative support fees, which is included in formation and operating costs in the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in administrative support fees, which is included in formation and operating costs in the accompanying statements of operations. As of September 30, 2023 and December 31, 2022, there was $0 and $2,903, respectively, outstanding, which is included on the accompanying balance sheets as “due to related party”.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and securities that may be issued upon conversion of Working Capital Loans and extension loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short-form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO Registration Statement forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The Company granted the underwriters a 30-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,331,230 Units and forfeited the remainder of their over-allotment option as of July 28, 2021.

The Company agreed to pay or reimburse the underwriters for travel, lodging, and other “road show” expenses, expenses of the underwriters’ legal counsel, and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to Maxim, transaction Lucite cubes, or similar commemorative items in a style as reasonably requested by Maxim, and reimbursement for background checks on the Company’s directors and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid).

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s Initial Business Combination, subject to the terms of the underwriting agreement.

Maxim’s Common Stock

The Company agreed to issue to Maxim and/or its designees, 125,000 shares of common stock (or 143,750 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option, resulting in an aggregate issuance of 138,312 representative shares. These shares were valued at a price of $10.00 which was the sale price of the Units sold in the IPO. Maxim has agreed not to transfer, assign, or sell any such shares until the completion of the Company’s Initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s Initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an Initial Business Combination within the applicable period.

The shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the IPO Registration Statement pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO Registration Statement, nor may they be sold, transferred, assigned, pledged, or hypothecated for a period of 180 days immediately following the effective date of the IPO Registration Statement except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

Right of First Refusal

Subject to certain conditions, the Company will grant Maxim, for a period beginning on the closing of the IPO and ending 15 months after the date of the consummation of the Initial Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal, 50% of the economics, for any and all future public and private equity, convertible, and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the IPO Registration Statement.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022 there were 4,271,711 and 813,905 shares of Class A common stock issued or outstanding, excluding 1,251,156 and 1,627,158 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022 there were 1 and 3,457,807 shares of Class B common stock issued and outstanding, respectively, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

The Company’s initial stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of the Initial Business Combination and (ii) subsequent to the Initial Business Combination (a) if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period after the Initial Business Combination or (b) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of the public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (except as described herein). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (excluding shares included in the Private Placement Units or the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination.

Rights

Each holder of a right will receive one-eighth (1/8) of one Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the surviving entity upon completion of the Initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the 1/8 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an Initial Business Combination within the required time period and the Company redeems the public shares of Class A common stock for the funds held in the Trust Account, holders of rights will not receive any such funds in exchange for their rights and the rights will expire worthless. Every eight (8) rights that a holder holds will entitle the holder to receive one share at the closing of the Initial Business Combination. The Company will not issue fractional shares of Class A common stock upon exchange of the rights. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, fractional shares will be rounded up to the nearest whole share.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than that identified below, that would have required adjustment or disclosure in the financial statements.

On October 4, 2023, Clover Leaf issued a press release announcing that the Company had submitted to EDGAR, the SEC’s online portal, a Registration Statement on Form S-4, which includes a preliminary proxy statement/prospectus, with respect to Clover Leaf’s proposed Initial Business Combination with Kustom Entertainment.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the State of Delaware for the purpose of effecting an Initial Business Combination. We may pursue the Initial Business Combination target in any industry or geographic location, and we intend to focus our search for a target business engaged in the cannabis industry.

The IPO Registration Statement was declared effective on July 19, 2021. On July 22, 2021, we consummated our IPO of 13,831,230 Units at $10.00 per Unit, and the sale of 675,593 Units, at a price of $10.00 per Unit, in the Private Placement to our Sponsor and Maxim that closed simultaneously with the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination.

Transaction costs amounted to $9,562,126, consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the representative shares, and $571,826 of other cash offering costs.

We originally had up to 12 months from the closing of our IPO, or until July 22, 2022, to consummate an Initial Business Combination. However, as requested by our Sponsor and as permitted under our amended and restated certificate of incorporation, on July 19, 2022, our stockholders approved the First Extension. In connection with the First Extension, our Sponsor caused to be deposited into the Trust Account an aggregate of $1,383,123 (representing $0.10 per public share). In addition, at the Second Extension Meeting, our stockholders approved the Second Extension Amendment. In connection with the Second Extension, public stockholders redeemed an aggregate 12,204,072 public shares.

As of October 19, 2022, we caused an aggregate of $1,383,123 to be deposited into the Trust Account to support the Second Extension, which equates to approximately $0.85 per remaining public share, for the period that we need to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination.

On July 19, 2023, we held the Third Extension Meeting. At the Third Extension Meeting, our stockholders approved the Third Extension Amendment to our amended and restated certificate of incorporation to effectuate the Third Extension. In connection with the Third Extension Meeting, stockholders holding 376,002 shares of our Class A common stock issued in our IPO exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from our Trust Account to pay such holders, resulting in approximately $14,008,650.13 remaining in the Trust Account. In connection with the Third Extension, we will cause up to $360,000 to be deposited into the Trust Account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month) until January 22, 2024, that we need to complete an Initial Business Combination, and such amount will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 21, 2023 and September 30, 2023, an aggregate of $60,000 and $180,000, respectively, had been deposited into our Trust Account to support the Third Extension.

On July 20, 2023, we issued an aggregate of 3,457,806 shares of our Class A common stock to our Sponsor upon the Conversion. The 3,457,806 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights, and the obligation to vote in favor of an Initial Business Combination as described in the prospectus for our IPO. Following the Conversion, there were 5,898,869 shares of Class A common stock issued and outstanding and 1 share of Class B common stock issued and outstanding. As a result of the Conversion, our Sponsor holds approximately 68.3% of our issued and outstanding Class A common stock.

Recent Developments

On August 31, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying us that we no longer meet the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. On or before February 27, 2024, we must file with Nasdaq documentation that demonstrates that our common stock has a minimum of 300 public holders, and if we do not satisfy such terms, our securities will be delisted. At that time, we may appeal the Staff’s determination to a Listing Qualifications Panel.

On October 4, 2023, we issued a press release announcing that we had submitted to EDGAR, the SEC’s online portal, a Registration Statement on Form S-4, which includes a preliminary proxy statement/prospectus, with respect to our proposed Initial Business Combination with Kustom Entertainment.

Kustom Entertainment Business Combination

On June 1, 2023, we entered into a Merger Agreement with Merger Sub, the Sponsor, in the capacity as Purchaser Representative, Kustom Entertainment, and the Kustom Entertainment Stockholder.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the Closing, the Merger and the Transactions contemplated by the Merger Agreement will be effectuated, with Kustom Entertainment continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration (as defined herein). Upon consummation of the Transactions, we will change our name to “Kustom Entertainment, Inc.”

The Merger Consideration will be an amount equal to (i) $125 million, minus (ii) the Closing Indebtedness. The Merger Consideration to be paid to the Kustom Entertainment Stockholder will be paid solely by the delivery of new shares of our Class A common stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

Results of Operations

Our entire activity since inception up to September 30, 2023 relates to our formation, the IPO, and, since the closing of the IPO, a search for an Initial Business Combination candidate. We will not be generating any operating revenues until the Closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2023, we had a net loss of $381,843, which consisted of formation and operating costs of $468,110 and provision for income taxes of $77,724, offset by interest earned on investments held in Trust Account of $163,950 and interest earned on cash held in bank of $41.

For the nine months ended September 30, 2023, we had a net loss of $800,221, which consisted of formation and operating costs of $1,219,117 and provision for income taxes of $166,523, offset by interest earned on investments held in Trust Account of $585,304 and interest earned on cash held in bank of $115.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Israel and Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration, or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023 and December 31, 2022, we had cash of $13,567 and $303,449, respectively, and working capital deficit of $3,950,016 and working capital of $2,882,521, respectively. Prior to the completion of the IPO, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

In addition, on July 18, 2022, we issued the First Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned us $1,383,123 ($0.10 per public share after redemptions) to deposit into the Trust Account for each public share that was not redeemed in connection with the First Extension. At the election of our Sponsor, up to $1,383,123 of the unpaid principal amount of the First Extension Note may be converted into Conversion Units, of which the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the First Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Units.

On October 19, 2022, we issued the Second Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned us $1,383,123 to deposit into the Trust Account for each public share that was not redeemed in connection with the Second Extension. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an Initial Business Combination, or (b) the date of our liquidation.

On July 21, 2023, the Company issued the Third Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Trust Account for the Company’s Class A common stock, held by the Company’s public stockholders that were not redeemed in connection with the Third Extension Amendment. The Third Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our Initial Business Combination, or (b) the date of our liquidation.

On July 21, 2023, the Company issued the Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the Initial Business Combination or (ii) the date the winding up of the Company is effective. The Company drew $80,000 under the Working Capital Note which was outstanding as of September 30, 2023.

Effective July 6, 2023, we liquidated the investments held in the Trust Account and now hold the funds in the Trust Account in an interest-bearing demand deposit account with Continental continuing to act as trustee, until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of an Initial Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Initial Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our Sponsor, officers, and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until January 22, 2024 to consummate an Initial Business Combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern and also do not include any adjustment that might result from the outcome of this uncertainty should an Initial Business Combination not occur.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Topic 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of ASC 260. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Our redeemable common stock is comprised of shares of Class A common stock sold in the IPO. Our non-redeemable shares are comprised of shares of Class B common stock purchased by our Sponsor as well as shares of Class A common stock sold as part of the Private Placement Units and the representative shares. Earnings and losses are shared pro rata between the two classes of shares. Our statements of operations ally the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net (loss) income, allocated proportionally to each class of common stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A common stock to redemption value is excluded from net (loss) income per redeemable share because the redemption value approximates fair value. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the Founder Shares, Private Placement Units, and securities that may be issued upon conversion of working capital loans and extension loans will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short-form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO Registration Statement and may not exercise their demand rights on more than one occasion.

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

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Initial Business Combination, subject to the terms of the underwriting agreement.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU No. 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are reviewing what impact, if any, adoption will have on our financial position, results of operations, or cash flows.

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this Item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the following material weaknesses identified in the prior reporting periods:

(i)	the restatement of our July 22, 2021 balance sheet included in the Current Report on Form 8-K filed with the SEC on July 28, 2021 in connection with our IPO, regarding the classification of redeemable common stock, as described below which constitutes a material weakness in our internal control over financial reporting for complex financial instruments;

(ii)	a material weakness in internal controls related to timeliness, completeness, and accuracy of accruals, identified as of September 30, 2022; and

(iii)	a material weakness in internal controls related to the accuracy of the provision for franchise and income taxes, identified as of December 31, 2022.

(iv)	a material weakness in internal controls over the financial reporting process which failed to identify a material out of period adjustment that resulted in the restatement of previously issued financial statements, identified as of September 30, 2023.

In light of the material weaknesses described above, we performed additional analysis and procedures to support GAAP compliance in the preparation of our financial statements. We believe our efforts will enhance our controls relating to accounting for complex financial instruments and internal controls related to timeliness, completeness, and accuracy of accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below,  there have been no material changes from the risk factors previously disclosed in our (i) most recent prospectus for the IPO as filed with the SEC on July 19, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 14, 2023, (iii) Definitive Proxy Statement on Schedule 14A filed with the SEC on July 7, 2023, and (iv) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as filed with the SEC on May 16, 2023 and August 14, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Kustom Entertainment and the Kustom Entertainment Initial Business Combination, please see the section titled “Risks Related to Kustom Entertainment” in our Registration Statement on Form S-4 filed on October 4, 2023.

Military or other conflicts in Ukraine, the Middle East, or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an Initial Business Combination.

Military or other conflicts in Ukraine, the Middle East, or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of potential target companies, and to other company- or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify an Initial Business Combination target and consummate an Initial Business Combination on acceptable commercial terms, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on June 26, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our IPO, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on June 26, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or liquidation. The liquidation was effected on July 6, 2023. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We have received a deficiency letter from the Staff of Nasdaq notifying us that the Company no longer meets Nasdaq’s Minimum Public Holders Requirement. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On August 31, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that we no longer meets the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. On or before February 27, 2024, we must file with Nasdaq documentation that demonstrates that our common stock has a minimum of 300 public holders, and if the we do not satisfy such terms, our securities will be delisted. At that time, we may appeal the Staff’s determination to a Listing Qualifications Panel.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our Initial Business Combination.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results, and our ability to consummate an Initial Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation, and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate an Initial Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results, and our ability to consummate an Initial Business Combination could be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None. For a description of the use of proceeds generated in our IPO and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022. There has been no material change in the planned use of proceeds from our IPO and Private Placement as described in the IPO Registration Statement.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-K for the quarterly period ended June 30, 2022, as filed with the SEC on August 15, 2022. There has been no material change in the planned use of proceeds from our IPO and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 19, 2023, we held the Third Extension Meeting and approved, among other things, the Third Extension Amendment, which extended the date by which we must consummate a business combination from July 22, 2023 (which was 24 months from the closing of the IPO) to January 22, 2024 (or such earlier date as determined by the Board). In connection with the Third Extension Amendment, stockholders holding 376,002 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $4,209,931.03, or approximately $11.20 per share to redeeming stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	376,002	$11.20	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation. (1)
10.1	Extension Note, dated July 24, 2023, issued to Yntegra Capital Investments, LLC. (2)
10.2	Working Capital Note, dated July 24, 2023, issued to Yntegra Capital Investments, LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER LEAF CAPITAL CORP.

Date: November 13, 2023	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)