Form 10-K
period 2023-12-31
Clover Leaf Capital Corp.
filed 2024-03-22
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $17,037,435.

As of March 21, 2024, there were 5,320,507 shares of Class A Common Stock, par value $0.0001 per share, and 1 share of Class B Common Stock, par value $0.0001 per share of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Kustom Entertainment Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as Kustom Entertainment (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below) and Initial Stockholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal stockholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 14, 2023;

●	“2022 Special Meeting” are to the special meeting of our stockholders held on October 19, 2022;

●	“2023 Extension” are to extension of the Combination Period from July 22, 2023 to January 22, 2024, as approved by our stockholders at the 2023 Special Meeting (as defined below);

●	“2023 Extension Note” are to the promissory note in the principal amount of up to $360,000 issued to our Sponsor on July 21, 2023 in connection with the 2023 Extension;

●	“2023 Redemptions” are to the Redemption (as defined below) of 376,002 Public Shares (as defined below) held by our Public Stockholders (as defined below) that took place in connection with the 2023 Special Meeting;

●	“2023 Special Meeting” are to the special meeting of our stockholders held on July 19, 2023;

●	“2023 Working Capital Note” are to the promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 24, 2023 for working capital expenses;

●	“2024 Extension” are to extension of the Combination Period from January 22, 2024 to July 22, 2024, as approved by our stockholders at the 2024 Special Meeting (as defined below);

●	“2024 Extension Note” are to the promissory note in the principal amount of up to $360,000 issued to our Sponsor on January 22, 2024 in connection with the 2024 Extension;

●	“2024 Redemptions” are to the Redemption of 202,360 Public Shares owned by our Public Stockholders that took place in connection with the 2024 Special Meeting;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“2024 Special Meeting” are to the special meeting of our stockholders held on January 17, 2024;

●	“2024 Working Capital Note” are to the promissory note in the principal amount of up to $1,000,000 issued to our Sponsor on January 22, 2024 for working capital expenses;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated July 19, 2021, which we entered into with an affiliate of our Sponsor;

●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“Annual Meeting Requirement” are to requirement pursuant to Nasdaq (as defined below) Listing Rule 5620(a) that companies listed on Nasdaq hold an annual meeting of shareholders within twelve months of their fiscal year end;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Closing” are to the consummation of the transactions contemplated by the Kustom Entertainment Merger Agreement (as defined below);

●	“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering (as defined below) to July 22, 2024 (or such earlier date as determined by the Board), as extended by the July 2022 Extension (as defined below), October 2022 Extension (as defined below), 2023 Extension, and 2024 Extension, that we have to consummate an initial Business Combination, provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our,” “we,” or “us” are to Clover Leaf Capital Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and right agent of our Public Rights (as defined below);

●	“Conversion Amendment Proposal” are to the proposal to amend the Amended and Restated Charter to provide for the elective right of holders of shares of Class B Common Stock to convert such shares into shares of Class A Common Stock, on a one-for-one basis at any time prior to the closing of a Business Combination, which was approved by our stockholders at the 2023 Special Meeting;

●	“Conversion Units” are to units of our Company issuable upon conversion of the unpaid principal amount of the October 2022 Extension Note (as defined below) at the election of our Sponsor;

●	“Delisting Notice” are to the notice from the Staff (as defined below) of Nasdaq issued to us on March 1, 2024;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Effective Time” are to the time of filing of the Articles of Merger (as defined in the Kustom Entertainment Merger Agreement) for the Merger (as defined below) in form and substance reasonably acceptable to Kustom Entertainment (as defined below) and our Company with the Secretary of State of the State of Nevada in accordance with the relevant portions of the Nevada Revised Statutes, or such later time as may be specified in the Articles of Merger;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Share Conversion” are to the 3,457,806 shares of Class A Common Stock issued on July 20, 2023, following the approval of the Conversion Amendment Proposal by our stockholders at the 2023 Special Meeting to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares” (as defined below)) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 22, 2021;

●	“Initial Stockholders” are to our Sponsor and any other holders of our Founder Shares (or their permitted transferees) prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 7, 2021, as amended, and declared effective on July 19, 2021 (File No. 333-255111);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“July 2022 Extension” are to extension of the Combination Period from July 22, 2022 to October 22, 2022, as requested by our Sponsor pursuant to our Amended and Restated Charter;

●	“July 2022 Extension Note” are to the promissory note in the principal amount of $1,383,123 issued to our Sponsor on July 19, 2022, in connection with the July 2022 Extension;

●	“Kustom Entertainment” are to Kustom Entertainment, Inc., a Nevada corporation;

●	“Kustom Entertainment Business Combination” are to the transactions and agreements contemplated by the Kustom Entertainment Merger Agreement;

●	“Kustom Entertainment Merger Agreement” are to the Agreement and Plan of Merger, dated as of June 1, 2023, we entered into with Merger Sub (as defined below), our Sponsor, Kustom Entertainment, and Kustom Entertainment Stockholder (as defined below);

●	“Kustom Entertainment Registration Statement” are to the Registration Statement on Form S-4 we initially filed with the SEC on October 4, 2023, as amended (File No. 333-274851);

●	“Kustom Entertainment Stockholder” are to Digital Ally, Inc., a Nevada corporation and the sole stockholder of Kustom Entertainment;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“March 2021 Promissory Note” are to the promissory note in the principal amount of $300,000 issued to our Sponsor on March 4, 2021.

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Merger” are to Merger Sub merging with and into Kustom Entertainment, with Kustom Entertainment continuing as the surviving corporation and our wholly-owned subsidiary;

v

●	“Merger Consideration” are to the aggregate merger consideration to be paid pursuant to the Kustom Entertainment Merger Agreement to the Kustom Entertainment Stockholder at the Effective Time in an amount equal to (i) $125 million, minus (ii) estimated consolidated indebtedness of Kustom Entertainment as of the date and time at which the Closing is actually held.

●	“Merger Sub” are to CL Merger Sub, Inc., a Nevada corporation and our wholly-owned subsidiary;

●	“Minimum Public Holders Requirement” are to minimum 300 public holders requirement for Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(3);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“October 2022 Extension” are to extension of the Combination Period from October 22, 2022 to July 22, 2023, as approved by our stockholders at the 2022 Special Meeting;

●	“October 2022 Extension Note” are to the promissory note in the principal amount of $1,383,123 issued to our Sponsor on October 19, 2022 in connection with the October 2022 Extension;

●	“Panel” are to the Nasdaq Hearings Panel;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of the Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Representative in the Private Placement;

●	“Private Placement Shares” are to the shares of our Class A Common Stock included within the Private Placement Units purchased by our Sponsor, Initial Stockholders and the underwriters of the Initial Public Offering in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor, Initial Stockholders and the underwriters of the Initial Public Offering in the Private Placement;

●	“Public Rights” are to our Rights (as defined below) sold as part of the Units (as defined below) in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Redemption” are to the opportunity for our Public Stockholders to, in accordance with our organizational documents and the IPO Registration Statement, have their Public Shares redeemed for a pro rata portion of the funds in our Trust Account;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 19, 2021, which we entered into with the Sponsor and Initial Stockholders and the holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Representative” are to Maxim Group LLC, the representative of the underwriters in our Initial Public Offering;

●	“Representative Shares” are to the 138,312 shares of our Class A Common Stock issued to the Representative and/or its designees upon the consummation of our Initial Public Offering (for the avoidance of doubt, such shares of Class A Common Stock are not “Public Shares”);

●	“Rights” are to our rights, which each entitle the holder to receive one-eighth (1/8) of one share of Class A Common Stock upon the consummation of an initial Business Combination, and which rights include the Public Rights as well as the Private Placement Rights;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Yntegra Capital Investments, LLC, a Delaware limited liability company, an affiliate of Yntegra Capital Management LLC;

●	“Staff” are to the Listing Qualifications Department of Nasdaq;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $140,386,985 ($10.15 per Unit) from the net proceeds of the sale of the Units in our Initial Public Offering and the Private Placement Units was placed following the closing of our Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 19, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect an initial Business Combination with one or more businesses.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On July 22, 2021, we consummated our Initial Public Offering of 13,831,230 Units. Each Unit consists of one Public Share and one Public Right to receive one-eighth (1/8) of a share of Class A Common Stock upon the consummation of an initial Business Combination, with every eight (8) Public Rights entitling the holder thereof to receive one share of Class A Common Stock at the closing of the Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $138,312,300.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 675,593 units to our Sponsor and the Representative in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,755,930.

Upon the consummation of our Initial Public Offering, we also issued an additional 138,312 shares of Class A Common Stock, valued at $10.00 per share, to the Representative and/or its designees as Representative Shares.

A total of $140,386,985, comprised of $138,312,300 of the proceeds from the Initial Public Offering and $2,074,685 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Felipe MacLean, our President and CEO. We must complete our initial Business Combination by July 22, 2024. If our initial Business Combination is not consummated by July 22, 2024, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Extensions of our Combination Period

We originally had up to 12 months from the closing of our Initial Public Offering, or until July 22, 2022, to consummate an initial Business Combination. However, as requested by our Sponsor and as permitted under our Amended and Restated Charter on July 19, 2022, we extended the Combination Period by an additional three months from July 22, 2022 to October 22, 2022. In connection with the July 2022 Extension, our Sponsor caused to be deposited into the Trust Account an aggregate of $1,383,123 (representing $0.10 per Public Share). The July 2022 Extension was the first of three three-month extensions permitted under our Amended and Restated Charter.

In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from October 22, 2022 to July 22, 2023, or such earlier date as determined by our Board of Directors. In connection with the October 2022 Extension, Public Stockholders redeemed an aggregate 12,204,072 Public Shares, and our Sponsor loaned to the Company $1,383,123 ($0.85 per Public Share), which was deposited into the Trust Account.

At the 2023 Special Meeting held on July 19, 2023, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from July 22, 2023 to January 22, 2024, or such earlier date as determined by our Board of Directors. In connection with the 2023 Extension, our Sponsor caused to be deposited into the Trust Account up to $360,000 (representing $0.048 per Public Share), which was deposited into the Trust Account.

At the 2024 Special Meeting held on January 17, 2024, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from January 22, 2024 to July 22, 2024, or such earlier date as determined by our Board of Directors. In connection with the 2024 Extension, we issued to our Sponsor the 2024 Extension Note, pursuant to which the Sponsor may cause to be deposited into the Trust Account up to $360,000. As of March 5, 2024, $120,000 of the principal on the 2024 Extension Note has been deposited into the Trust Account.

As a result of the July 2022 Extension, October 2022 Extension, 2023 Extension, and 2024 Extension, we must complete our initial Business Combination by July 22, 2024.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on Nasdaq.

Kustom Entertainment Business Combination

The below subsection describes the material provisions of the Kustom Entertainment Merger Agreement, but does not purport to describe all the terms thereof. This summary of the Kustom Entertainment Merger Agreement is qualified in its entirety by reference to the complete text of the Kustom Entertainment Merger Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Kustom Entertainment Merger Agreement. Unless otherwise indicated, this Report does not assume the closing of the Kustom Entertainment Business Combination.

General Terms and Effects

On June 1, 2023, we entered into the Kustom Entertainment Merger Agreement with Merger Sub, the Sponsor, Kustom Entertainment, and the Kustom Entertainment Stockholder.

Pursuant to the Kustom Entertainment Merger Agreement, subject to the terms and conditions set forth therein upon the Closing, Merger Sub will merge with and into Kustom Entertainment, with Kustom Entertainment continuing as the surviving corporation in the Merger and our wholly-owned subsidiary. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration. Upon consummation of the Kustom Entertainment Business Combination, we will change our name to “Kustom Entertainment, Inc.”

Merger Consideration

The Merger Consideration will be an amount equal to (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom Entertainment as of the date and time at which the Closing is actually held (the “Closing Indebtedness”). The Merger Consideration to be paid to the Kustom Entertainment Stockholder will be paid solely by the delivery of new shares of our Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

Representations and Warranties

The Kustom Entertainment Merger Agreement contains a number of representations and warranties by each of our Company, Merger Sub, Kustom Entertainment and the Kustom Entertainment Stockholder as of the date of the Kustom Entertainment Merger Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Kustom Entertainment Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Kustom Entertainment Merger Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Kustom Entertainment Merger Agreement or in information provided pursuant to certain disclosure schedules to the Kustom Entertainment Merger Agreement. The representations and warranties made by us, Merger Sub, Kustom Entertainment and the Kustom Entertainment Stockholder are customary for transactions similar to the Kustom Entertainment Business Combination.

Covenants of the Parties

Each party agreed in the Kustom Entertainment Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Kustom Entertainment Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Kustom Entertainment Merger Agreement and the earlier of the Closing or the termination of the Kustom Entertainment Merger Agreement in accordance with its terms (the “Interim Period”), including (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of audited financial statements by Kustom Entertainment; (4) our public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third-party and regulatory approvals; (8) tax matters and transfer taxes; (9) further assurances; (10) public announcements and (11) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. If Kustom Entertainment’s board of directors determines, after consultation with its financial advisors and outside legal counsel, that an unsolicited Acquisition Proposal constitutes a Company Superior Proposal it may, subject to giving Kustom Entertainment an opportunity to propose revisions to the Kustom Entertainment Merger Agreement which would cause such Company Superior Proposal to no longer constitute a Company Superior Proposal, cause Kustom Entertainment to terminate the Kustom Entertainment Merger Agreement in order to enter into a definitive agreement relating to such Company Superior Proposal and to pay us the Termination Fee (as defined below). There are also certain customary post-Closing covenants regarding (1) maintenance of books and records; (2) indemnification of directors and officers; and (3) use of Trust Account proceeds. We also agreed to seek and use our reasonable best efforts to obtain an extension of our deadline to consummate our initial Business Combination for an additional six months.

The Kustom Entertainment Merger Agreement and the Closing thereby require the approval of both our stockholders and the Kustom Entertainment Stockholder. The Kustom Entertainment Stockholder has approved the Kustom Entertainment Business Combination. We agreed, as promptly as practicable after the date of the Kustom Entertainment Merger Agreement, to prepare, with reasonable assistance from the Company, and file with the SEC the Kustom Entertainment Registration Statement in connection with the registration under the Securities Act of the Merger Consideration shares and containing a proxy statement for the purpose of soliciting proxies from our stockholders to approve the Kustom Entertainment Merger Agreement, the Kustom Entertainment Business Combination and related matters (the “Clover Leaf Stockholder Approval”) at a special meeting of our stockholders (the “Clover Leaf Stockholder Meeting”) and providing such stockholders an opportunity to, in accordance with the our organizational documents and the IPO Registration Statement, have their Public Shares redeemed (the “Kustom Entertainment Redemption”) and, if necessary, for the issuance of the Merger Consideration to be issued to the Kustom Entertainment Stockholder.

The parties also agreed to take all necessary action, so that effective at the Closing, the entire board of directors of our Company (the “Post-Closing Board”) will consist of five individuals, a majority of whom shall be independent directors in accordance with Nasdaq requirements. Four of the members of the Post-Closing Board (at least one of whom shall be independent directors) will be designated by Kustom Entertainment prior to the Closing and one will be mutually agreed upon by Kustom Entertainment and us and will be independent. At or prior to the Closing, we will provide each of the director designees to the Post-Closing Board with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary, so that the individuals serving as chief executive officer and chief financial officer, respectively, of our Company immediately after Closing will be the same individuals as that of Kustom Entertainment immediately prior to the Closing.

During the Interim Period, we may elect to seek subscription agreements with investors relating to a private equity investment in connection with the Kustom Entertainment Business Combination (including backstop arrangements) (a “PIPE Investment”) on terms agreeable to us and Kustom Entertainment, acting reasonably. Kustom Entertainment agreed to cooperate in connection with such PIPE Investment and use its commercially reasonable efforts to cause such PIPE Investment to occur, including having Kustom Entertainment’s senior management participate in any investor meetings and roadshows as reasonably requested by us. We will use commercially reasonable efforts to seek equity financing, whether through a private placement, forward purchase agreement, backstop arrangement or otherwise, that will provide PIPE Investments for a total of at least $10,000,000.

Survival

The representations and warranties of the parties terminate as of and do not survive the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties shall not survive the Closing, except those covenants and agreements to be performed after the Closing which covenants and agreements shall survive until fully performed.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of the Clover Leaf Stockholder Approval;

●	receipt of the Kustom Entertainment Stockholder written consent approving the Kustom Entertainment Business Combination;

●	expiration of any applicable waiting period under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the Kustom Entertainment Business Combination, and receipt of specified requisite consents from other third parties to consummate the Kustom Entertainment Business Combination;

●	the absence of any law or order that would prohibit the consummation of the Merger or other transactions contemplated by the Kustom Entertainment Merger Agreement;

●	immediately prior to or upon the Closing, after giving effect to the completion of the Kustom Entertainment Redemption, the Company having net tangible assets of at least $5,000,001 unless the Company otherwise is exempt from the provisions of Rule 419 promulgated under the Securities Act;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing; and

●	the Kustom Entertainment Registration Statement shall have been declared effective by the SEC.

Unless waived by us, the obligations of our Company and Merger Sub to consummate the Merger are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other closing deliverables:

●	the representations and warranties of Kustom Entertainment being true and correct as of the date of the Kustom Entertainment Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	Kustom Entertainment having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Kustom Entertainment Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to Kustom Entertainment, taken as a whole, since the date of the Kustom Entertainment Merger Agreement which is continuing and uncured;

●	the Lock-Up Agreement (as defined below) and a non-competition entered into by the Kustom Entertainment Stockholder in favor of the Company and Kustom Entertainment, as well as certain new employment agreements with Kustom Entertainment executives, shall be in full force and effect in accordance with their terms as of the Closing; and

●	Kustom Entertainment shall own all of the issued and outstanding capital stock of TicketSmarter, Inc.

Unless waived by Kustom Entertainment, the obligations of Kustom Entertainment to consummate the Merger are subject to the satisfaction of the following additional conditions:

●	the representations and warranties of our Company and Merger Sub being true and correct as of the date of the Kustom Entertainment Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	our Company and Merger Sub each having performed in all material respects our obligations and complied in all material respects with our covenants and agreements under the Kustom Entertainment Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to our Company or Merger Sub, taken as a whole, since the date of the Kustom Entertainment Merger Agreement which is continuing and uncured;

●	we shall be in compliance in all material respects with the reporting requirements applicable to us under the Exchange Act immediately prior to the Closing; and

●	the Common Stock shall not have been suspended from trading as a result of a delisting from Nasdaq and shall have been approved for listing on Nasdaq, subject only to official notice of issuance thereof.

Termination

The Kustom Entertainment Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual written consent of our Company and Kustom Entertainment;

●	by either our Company or Kustom Entertainment if any of the conditions to Closing have not been satisfied or waived by July 22, 2023 (the “Outside Date”), provided that the Outside Date will be automatically extended for an additional period equal to the shortest of (i) six (6) months and (ii) the period ending on the last day of the Combination Period;

●	by either our Company or Kustom Entertainment if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Kustom Entertainment Merger Agreement, and such order or other action has become final and non-appealable;

●	by either our Company or Kustom Entertainment of the other party’s uncured breach (subject to certain materiality qualifiers);

●	by us if there has been an event after the signing of the Kustom Entertainment Merger Agreement that has had a Material Adverse Effect on Kustom Entertainment and its subsidiaries taken as a whole that is continuing and uncured;

●	by Kustom Entertainment if there has been an event after the signing of the Kustom Entertainment Merger Agreement that has had a Material Adverse Effect on the us and our subsidiaries taken as a whole that is continuing and uncured;

●	by the us if (i) Kustom Entertainment does not deliver audited financial statements to us by June 30, 2023 or (ii) Kustom Entertainment’s revenue in the fiscal year ending December 31, 2022 calculated in accordance with Kustom Entertainment’s audited financial statements is more than five percent (5%) lower than the revenue in such fiscal year calculated in accordance with Kustom Entertainment’s unaudited financial statements;

●	by either our Company or Kustom Entertainment if the Clover Leaf Stockholder Meeting is held and the Clover Leaf Stockholder Approval is not received; and

●	by Kustom Entertainment if the written consent of the Kustom Entertainment Stockholder is revoked in the event Kustom Entertainment accepts a Superior Company Proposal as described above.

If the Kustom Entertainment Merger Agreement is terminated, all further obligations of the parties under the Kustom Entertainment Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for (i) liability for any willful breach of the Kustom Entertainment Merger Agreement prior to such termination and (ii) in the event that Kustom Entertainment terminates the Kustom Entertainment Merger Agreement pursuant to the Kustom Entertainment Stockholder rescinding its written consent approving the Kustom Entertainment Business Combination, Kustom Entertainment shall pay to the Company an amount equal to $1,750,000 plus all expenses incurred by the Company in connection with the Kustom Entertainment Merger Agreement (the “Termination Fee”).

Trust Account Waiver

Kustom Entertainment and the Kustom Entertainment Stockholder agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account held for our Public Stockholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Purchaser Representative

The Sponsor is serving as the purchaser representative under the Kustom Entertainment Merger Agreement, and in such capacity will represent the interests of our stockholders after the Closing (other than the Kustom Entertainment Stockholder) with respect to certain post-Closing matters under the Kustom Entertainment Merger Agreement and ancillary documents.

Related Agreements

Lock-Up Agreement

Simultaneously with the execution and delivery of the Kustom Entertainment Merger Agreement, we entered into the lock-up agreement, dated as of June 1, 2023, with the Kustom Entertainment Stockholder and our Sponsor (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, the Kustom Entertainment Stockholder agreed not to, during the period commencing from the Closing and ending on the six (6) month anniversary of the Closing (subject to early release if the closing price of the Common Stock equals or exceeds $12.00 per share for any 20 out of 30 trading days commencing after the Closing and also subject to early release if we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property): (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement). Eighty-five percent (85%) of the shares of Class A Common Stock to be received by the Kustom Entertainment Stockholder as Merger Consideration will be subject to the terms of the Lock-Up Agreement.

Sponsor Forfeiture Letter

Simultaneously with the execution and delivery of the Kustom Entertainment Merger Agreement, we entered into a letter agreement, dated as of June 1, 2023, with the Sponsor and the Chief Executive Officer of Kustom Entertainment (the “Sponsor Forfeiture Letter”), pursuant to which the Sponsor agreed to forfeit up to 345,780 shares of Class A Common Stock and transfer to the Chief Executive Officer of Kustom Entertainment up to 518,672 shares of Class A Common Stock (the “Earnout Shares”) (such shares of Class A Common Stock having been converted from shares of Class B Common Stock) held by the Sponsor, subject to the earnout provisions contained therein pertaining to the revenue of Kustom Entertainment for the fiscal years of 2023 and 2024, contingent and effective upon the Closing. If the revenue of the business for either of the fiscal years 2023 and 2024 of Kustom Entertainment (the “Earn-Out Period”) achieves certain benchmarks in the applicable fiscal year, 172,890 of the Sponsor’s Earnout Shares shall no longer be subject to forfeiture and the Sponsor shall transfer to the Chief Executive Officer of Kustom Entertainment 259,336 Earnout Shares (the “Earn-Out Payment”); provided, however, that in the event the benchmark revenue is not achieved on or before the end of the applicable fiscal year, then the Earn-Out Payment for such fiscal year shall be zero, and the Sponsor shall, effective immediately, surrender for cancellation and retirement by the Company such amount of Earnout Shares. The Sponsor agreed to forfeit up to an additional 864,452 shares of Class B Common Stock (or shares of Class A Common Stock, if such shares of Class B Common Stock have been converted to shares of Class A Common Stock prior to the Closing) (the “Adjustment Shares”), with the percentage of Adjustment Shares to be forfeited to be equal to the percentage of the Common Stock redeemed by the Public in connection with the Kustom Entertainment Redemption.

The foregoing descriptions of the Lock-Up Agreement and the Sponsor Forfeiture Letter do not purport to be complete and are qualified in their entirety by reference to the complete text of the Lock-up Agreement and the Sponsor Forfeiture Letter, copies of which are filed hereto as Exhibits 10.12 and 10.13, respectively.

Founder Share Conversion

On July 20, 2023, following the approval of the Conversion Amendment Proposal by our stockholders at the 2023 Special Meeting, we issued an aggregate of 3,457,806 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which we complete a liquidation, merger, capital stock exchange or similar transaction that results in our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up. As a result of the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, the Sponsor holds approximately 75.7% of the issued and outstanding shares of Common Stock.

Business Strategy

Our business strategy is to identify and complete one or more Business Combinations that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates. We have been seeking companies that we believe can efficiently deploy new capital while benefiting from our industry know-how and management team. The goal of our Business Combination is to achieve revenue growth and to increase profitability. These objectives can be achieved both through acquisitions and/or through organic growth. We are looking for targets that can benefit from one or more of the following: investment in research and development, new technologies and/or additional infrastructure, in order to achieve a dominant position in their market and/or entry in new ones.

While we may pursue a Business Combination target in any business, industry or geographical location (such as the Kustom Entertainment Business Combination), we have finished our search for businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate, and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including Kustom Entertainment. While we have used and will continue to use these criteria and guidelines in evaluating initial Business Combination opportunities, including the Kustom Entertainment Business Combination, we may decide to enter into our initial Business Combination with a target business that meets some, but not all of these criteria and guidelines. While we utilize these criteria in evaluating business combination opportunities, no individual criterion will entirely determine a decision to pursue a particular opportunity.

●	Company Size. We seek to acquire one or more businesses with an enterprise value of $200 million or more, determined in the sole discretion of our officers and directors according to reasonable accepted valuation standards and methodologies. We believe this segment provides the most synergistic opportunities for investment and where we believe we have the strongest network and data to identify opportunities.

●	Emerging Growth Stories. We seek to acquire one or more businesses or assets that have (i) a history of, or potential for, outpacing their peers in terms of earnings and industry performance, (ii) a good growth market, (iii) a record of strong growth in sales and (iv) a large target addressable market.

●	Growth Opportunities Through Capital Investment. We seek candidates who will benefit from additional capital investment through a Business Combination with a public vehicle.

●	Clear Competitive Advantages. We seek candidates that will benefit not only from the strong fundamentals of the industry, but also that have differentiating elements from its competitors.

●	Strong Revenue Growth and/or Proven Brands. We seek candidates who have strong revenue growth stories and or proven brands. We seek to partner with the potential target’s management team and expect that the operating and financial abilities of our Management and Board will help the potential target company unlock opportunities for future growth and enhanced profitability.

●	Opportunities for Add-On Acquisitions. We seek to acquire one or more businesses that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Benefit from Being a Public Company. We are pursuing a Business Combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Focus on Risk-Adjusted Return. We intend to acquire one or more companies that we believe can offer attractive risk-adjusted return on investments for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant.

In the event that we decide to enter into our initial Business Combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Kustom Entertainment Registration Statement.

Initial Business Combination

Nasdaq rules require that we complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criterion. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Kustom Entertainment was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

We will have until July 22, 2024 (36 months from the closing of our Initial Public Offering) to consummate an initial Business Combination. We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target.

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

Our Business Combination Process

In evaluating prospective Business Combinations, such as the Kustom Entertainment Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor or our officers or directors. While Kustom Entertainment is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the Kustom Entertainment Business Combination and we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she has honored and will continue to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination. Our Amended and Restated Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses, such as Kustom Entertainment. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. Following an initial Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Kustom Entertainment Business Combination” above for more information regarding such an exchange in the Kustom Entertainment Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial Business Combination with us.

Furthermore, once a proposed initial Business Combination such as the Kustom Entertainment Business Combination, is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available in the Trust Account for an initial Business Combination in the amount of approximately $14,648,926 as of December 31, 2023, before (i) payment of $4,840,931 of deferred underwriting fees, fees and expenses associated with our initial Business Combination and (iii) taxes payable on the income earned on the Trust Account, we offer a target business, such as Kustom Entertainment, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our Initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We have received and may continue to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our Management Team. In addition to the proprietary deal flow, target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We expect to engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services it renders in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated initial Business Combination. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial Business Combination candidate.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors or making the initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While Kustom Entertainment is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the Kustom Entertainment Business Combination and we seek to complete our initial Business Combination with an initial Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of mergers and acquisitions transactions of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is made available to us.

The time required to structure and complete our initial Business Combination, and the costs associated with this process, is not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Kustom Entertainment, when evaluating the desirability of effecting our initial Business Combination with that business, and plan to continue to do so if the Kustom Entertainment Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the Kustom Entertainment Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case for Kustom Entertainment as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of our Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed Business Combination in those instances in which stockholder approval is not required by applicable law or stock exchange rules will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed Business Combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.

See “Kustom Entertainment Business Combination” above for more information regarding the requisite approvals needed in the Kustom Entertainment Business Combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, officers, advisors or their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or Public Rights in such transactions prior to completion of our initial Business Combination.

The purpose of any such purchases of Public Shares could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Rights could be to reduce the number of rights, or underlying securities, outstanding. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the Public Stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the Public Stockholders contacting us directly or by our receipt of redemption requests submitted by Public Stockholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling Public Stockholders who have expressed their election to redeem their Public Shares for a pro-rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Stockholder has already submitted a proxy with respect to our initial Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

See “Kustom Entertainment Business Combination” above for more information regarding such purchases in connection with the Kustom Entertainment Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our Public Stockholders with Redemption opportunities upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, such as the Kustom Entertainment Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2023 was approximately $11.85 per Public Share. The per-share amount we will distribute to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our Initial Public Offering. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Stockholders with Redemption opportunities upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination, such as the Kustom Entertainment Business Combination, or (ii) by means of a tender offer if the Kustom Entertainment Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our Amended and Restated Charter would require stockholder approval. If we structure an initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. To maintain the listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Charter:

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our Amended and Restated Charter:

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

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and pursuant to the Letter Agreement, our Sponsor and Initial Stockholders have agreed to vote their Founder Shares, Private Placement Shares and Public Shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Stockholders’ Founder Shares and the Private Placement Shares, unless otherwise required under applicable law we would not need any of the Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Our Amended and Restated Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for Redemption will be returned to the holders thereof.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Amended and Restated Charter provides that we will have until July 22, 2024 to complete our Initial business Combination. If we have not completed our initial Business Combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which Redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination prior to the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional Redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related Redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, would be funded from amounts remaining out of the $162,933 of proceeds held outside the Trust Account as of December 31, 2023, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering of Units and the Private Placement of the Private Placement Units, other than the proceeds deposited in the Trust Account, the per-share redemption amount received by Public Stockholders upon our dissolution would be approximately $11.85 as of December 31, 2023 (before taking into account the withdrawal of interest to pay taxes, if any, and up to $100,000 in dissolution expenses). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot assure you that the actual per-share Redemption amount received by stockholders will not be substantially less than $11.85. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

We seek to reduce the possibility that our Sponsor has to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023 have access to up to approximately $262,933 from the funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro-rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro-rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro-rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the specified time is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial Business Combination by July 22, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which Redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such Redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our Amended and Restated Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination Activity, and (iii) the Redemption of all of our Public Shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro-rata share of the Trust Account. Such stockholder must have also exercised its Redemption rights as described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a stockholder vote.

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

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

Our Units, Class A Common Stock and Rights are registered under the Exchange Act and, accordingly, we have reporting obligations, including the requirement that we file Annual, Quarterly and Current Reports with the SEC. In accordance with the requirements of the Exchange Act, our Annual Reports, including this Report, have contained and will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the Kustom Entertainment Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Kustom Entertainment Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, such as Kustom Entertainment, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Kustom Entertainment Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the Kustom Entertainment Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Kustom Entertainment, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Initial Stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●

the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $11.85 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $11.85 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. To the best of our knowledge, approximately 47% of the total allocated membership interests in our Sponsor are owned by U.S. persons on a look-through basis and approximately 53% of interests in our Sponsor owned by non-U.S. persons on a look-through basis. Of the approximately 53% of interests in our Sponsor owned by non-U.S. persons, approximately 27% are owned by persons in Sweden, approximately 9% are owned by persons in Bolivia and 3% are owned by a person in Venezuela.;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●

inappropriate  use of the funds withdrawn from the Trust Account for income and other permitted taxes for payment of operating expenses not related to the permitted taxes might result in violation of provisions of the Trust Agreement;

●	the Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●

we have identified a material weakness in our internal control over financial reporting as of December 31, 2023 regarding the classification of redeemable common stock and timeliness, completeness, accuracy of accruals, and accuracy of provision for franchise and income taxes. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on Nasdaq.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be July 19, 2024 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond July 19, 2024, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with the Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on June 26, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Common Stock or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per Public Share upon the liquidation of our Trust Account and our Rights will expire worthless.

We have received the Delisting Notice indicating that we have failed to regain compliance with the Minimum Public Holders Requirement and the Annual Meeting Requirement and which informed us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On August 31, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that we no longer meet the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, we must have filed with Nasdaq documentation that demonstrated that our Common Stock has a minimum of 300 public holders.

On January 23, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with the Annual Meeting Requirement because we did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement.

On February 27, 2024, we were not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, we received the Delisting Notice from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel. Because the Staff of Nasdaq issued the Delisting Notice to us on March 1, 2024, we chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement. Because we were unable to demonstrate compliance with the Minimum Public Holders Requirement and did not submit to Nasdaq a plan of compliance related to the Annual Meeting Requirement, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock are a “penny stock” which will require brokers trading in our Class A Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, and September 30, 2023, as filed with the SEC on November 26, 2021, May 17, 2022, August 15, 2022, November 14, 2022, May 16, 2023, and November 14, 2023, respectively, and (iii) our Definitive Proxy Statements on Schedule 14A, as filed with the SEC on October 3, 2022, July 7, 2023, and January 3, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Kustom Entertainment and the Kustom Entertainment Business Combination, please see the Kustom Entertainment Registration Statement at www.sec.gov.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 1450 Brickell Avenue, Suite 2520, Miami, FL 33131, and our telephone number is (305) 577-0031. The cost for our use of this space is included in the $10,000  per month fee we pay to an affiliate of our Sponsor for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Rights are each traded on the Nasdaq Capital Market under the symbols CLOEU, CLOE and CLOER, respectively. Our Units commenced public trading on July 20, 2021, and our Public Shares and Public Rights commenced separate public trading on September 9, 2021.

On August 31, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that we no longer meet the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, we must have filed with Nasdaq documentation that demonstrated that our Common Stock has a minimum of 300 public holders.

On January 23, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with the Annual Meeting Requirement because we did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement.

On February 27, 2024, we were not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, we received the Delisting Notice from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel. Because the Staff of Nasdaq issued the Delisting Notice to us on March 1, 2024, we chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement. Because we were unable to demonstrate compliance with the Minimum Public Holders Requirement and did not submit to Nasdaq a plan of compliance related to the Annual Meeting Requirement, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024.

(b)	Holders

On March 21, 2024, there were three holders of record of our Units, three holders of record of our shares of Class A Common Stock, and one holder of record of our Public Rights.

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

On July 20, 2023, upon the approval of the Conversion Amendment Proposal by our stockholders at the 2023 Special Meeting, we issued an aggregate of 3,457,806 shares of Class A Common Stock to our Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement we entered into with our Sponsor, officers and directors. Following the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, (i) there were (i) 5,320,507 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding, and (ii) the Sponsor held 75.7% of the outstanding Class A Common Stock. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business.”

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on September 2, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. Our specific investments in our Trust Account may change from time to time.

On June 26, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley,  with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 17, 2024, we held the 2024 Special Meeting at which our stockholders approved, the 2024 Extension, which extended the date by which we must consummate a Business Combination from January 22, 2024 to July 22, 2024 (or such earlier date as determined by the Board). In connection with the 2024 Extension, Public Stockholders holding 202,360 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $ 2,369,636, or approximately $11.71 per share to such redeeming Public Stockholders in the 2024 Redemptions.

There were no such repurchases of our equity securities by us or an affiliate during the further quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the State of Delaware for the purpose of effecting an initial Business Combination. We may pursue the initial Business Combination target in any industry or geographic location, and we were focusing our search for a target business engaged in the cannabis industry.

The IPO Registration Statement was declared effective on July 19, 2021. On July 22, 2021, we consummated our Initial Public Offering of 13,831,230 Units at $10.00 per Unit, and the sale of 675,593 Units, at a price of $10.00 per Unit, in the Private Placement to our Sponsor and the Representative that closed simultaneously with the Initial Public Offering. On July 22, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. Our Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Units, although substantially all of the net proceeds are to be applied generally toward consummating an initial Business Combination.

Transaction costs amounted to $9,562,126, consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of fair value of the Representative Shares, and $571,826 of other cash offering costs.

Recent Developments

2024 Special Meeting and 2024 Extension

On January 17, 2024, we held the 2024 Special Meeting. At the 2024 Special Meeting, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from January 22, 2024 to July 22, 2024, or such earlier date as determined by the Board of Directors.

In connection with the 2024 Special Meeting, Public Stockholders holding 202,360 Public Share properly exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $2,374,149 (approximately $11.73 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the 2024 Extension, on January 22, 2024, we issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 to our Sponsor, pursuant to which the Sponsor agreed to loan to us up to $360,000 to deposit into the Trust Account for each Public Share held by our Public Stockholders that was not redeemed in the 2024 Redemption. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.

On January 22, 2024, we deposited $60,000 into the Trust Account, and will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 2nd of each calendar month), or portion thereof, that is needed by us to complete an initial Business Combination until July 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of March 21, 2024, $180,000 of the principal on the 2024 Extension Note has been deposited into the Trust Account.

On January 22, 2024, we issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to our Sponsor. The 2024 Working Capital Note was issued in connection with up to $1,000,000 of advances our Sponsor has made or may make in the future to us for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) the date of the consummation of our initial Business Combination or (ii) the date of our liquidation. As of March 5, 2024, a total of $525,000 had been drawn down on the 2024 Working Capital Note.

Nasdaq Compliance—Minimum Public Holders Requirement and Annual Meeting Requirement

On August 31, 2023, we received a deficiency letter from the Staff of Nasdaq notifying us that we no longer meet the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, we must have filed with Nasdaq documentation that demonstrated that our Common Stock has a minimum of 300 public holders.

On January 23, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with the Annual Meeting Requirement because we did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement.

On February 27, 2024, we were not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, we received the Delisting Notice from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel. Because the Staff of Nasdaq issued the Delisting Notice to us on March 1, 2024, we chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement. Because we were unable to demonstrate compliance with the Minimum Public Holders Requirement and did not submit to Nasdaq a plan of compliance related to the Annual Meeting Requirement, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024.

Indemnification Agreement with Kustom Entertainment and Digital Ally

On February 1, 2024, we entered in an indemnification agreement with Kustom Entertainment and the Kustom Entertainment Stockholder, pursuant to which, Kustom Entertainment and Kustom Entertainment Stockholder agreed to indemnify us and our officers and directors for liabilities incurred in connection with Kustom Entertainment Stockholder disclosure incorporated by reference into the Kustom Entertainment Registration Statement.

Kustom Entertainment Business Combination

On June 1, 2023, we entered into a Kustom Entertainment Merger Agreement with Merger Sub, the Sponsor, Kustom Entertainment, and the Kustom Entertainment Stockholder.

Pursuant to the Kustom Entertainment Merger Agreement, subject to the terms and conditions set forth therein upon the Closing, Merger Sub will merge with and into Kustom Entertainment, with Kustom Entertainment continuing as the surviving corporation in the Merger and our wholly-owned subsidiary. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration. Upon consummation of the Kustom Entertainment Business Combination, we will change our name to “Kustom Entertainment, Inc.”

On October 4, 2023, we issued a press release announcing that we had submitted to EDGAR, the SEC’s online portal, the Kustom Entertainment Registration Statement, which includes a preliminary proxy statement/prospectus, with respect to the Kustom Entertainment Business Combination.

For a full description of the Kustom Entertainment Merger Agreement and the proposed Kustom Entertainment Business Combination, please see “Item 1. Business.”

Extensions of Our Combination Period

We originally had up to 12 months from the closing of our Initial Public Offering, or until July 22, 2022, to consummate an initial Business Combination. However, as requested by our Sponsor and as permitted under our Amended and Restated Charter, on July 19, 2022, we extended the Combination Period by an additional three months from July 22, 2022 to October 22, 2022. In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from October 22, 2022 to July 22, 2023, or such earlier date as determined by our Board of Directors. Thereafter, at the 2023 Special Meeting held on July 19, 2023, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from July 22, 2023 to January 22, 2024, or such earlier date as determined by our Board of Directors.

Founder Share Conversion

On July 20, 2023, upon the approval of the Conversion Amendment Proposal by our stockholders at the 2023 Special Meeting. we issued an aggregate of 3,457,806 shares of our Class A Common Stock to our Sponsor upon the Founder Share Conversion. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights, and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Founder Share Conversion, there were 5,522,867 shares of Class A Common Stock issued and outstanding and 1 share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion, our Sponsor held approximately 73.0% of our issued and outstanding Class A Common Stock.

Results of Operations

Our entire activity since inception up to December 31, 2023 relates to our formation, the Initial Public Offering, and, since the closing of the Initial Public Offering, a search for an initial Business Combination candidate. We will not be generating any operating revenues until the Closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2023, we had a net loss of $849,368, which consisted of formation and operating costs of $1,586,541 and provision for income taxes of $196,591, offset by interest earned on investments held in Trust Account of $737,057 and interest earned on cash held in bank of $116.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2023 and 2022, we had cash of $162,933 and $303,449, respectively, and working capital deficit of $4,493,502 and working capital of $2,882,521, respectively. Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

In addition, on July 18, 2022, we issued the July 2022 Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned us $1,383,123 ($0.10 per Public Share after Redemptions) to deposit into the Trust Account for each Public Share that was not redeemed in connection with the July 2022 Extension. At the election of our Sponsor, up to $1,383,123 of the unpaid principal amount of the July 2022 Extension Note may be converted into Conversion Units, of which the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the July 2022 Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Units.

On October 19, 2022, we issued the October 2022 Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned us $1,383,123 to deposit into the Trust Account for each Public Share that was not redeemed in connection with the October 2022 Extension. The October 2022 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial Business Combination, or (b) the date of our liquidation.

On July 21, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Trust Account for the Public Stockholders that did not redeem Public Shares in the2023 Redemptions. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.

On July 21, 2023, we issued the 2023 Working Capital Note in the principal amount of up to $300,000 to our Sponsor. The 2023 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date that our winding up is effective. We drew $300,000 under the 2023 Working Capital Note, which was outstanding as of December 31, 2023.

On June 26, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

At various dates in the fourth quarter of 2023, the Sponsor advanced to us $415,000 for our working capital needs. On January 22, 2024, we issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to our Sponsor. The 2024 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2024 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date of our winding up is effective. The funds advanced in the fourth quarter of 2023 were considered advanced under terms of this note and were outstanding as of December 31, 2023.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. $715,000 and $0 were outstanding under any Working Capital Loans as of December 31, 2023 and 2022, respectively.

Until the consummation of an initial Business Combination, we will continue to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the initial Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our Sponsor, officers, and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

Going Concern

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2024 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements and notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern and also do not include any adjustment that might result from the outcome of this uncertainty should an initial Business Combination not occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Support Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations, or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the Founder Shares, Private Placement Units, and securities that may be issued upon conversion of Working Capital Loans and extension loans will have registration rights to require us to register a sale of any of the securities held by them pursuant to the Registration Rights Agreement. These holders will be entitled to make up to three demands, excluding short-form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by us. Notwithstanding the foregoing, the underwriters of the Initial Public Offering may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO Registration Statement and may not exercise their demand rights on more than one occasion.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the Redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our Amended and Restated Charter. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Topic 480-10-S99. Redemption provisions not solely within our control require Common Stock subject to redemption to be classified outside of permanent equity.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. We have two classes of shares, redeemable Common Stock and non-redeemable Common Stock. Our redeemable Common Stock is comprised of shares of Class A Common Stock sold in the Initial Public Offering. Our non-redeemable shares are comprised of shares of Class B Common Stock purchased by our Sponsor as well as shares of Class A Common Stock sold as part of the Private Placement Units and the Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. Our statements of operations ally the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per common share for redeemable Common Stock and non-redeemable Common Stock is calculated by dividing net (loss) income, allocated proportionally to each class of Common Stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are reviewing what impact, if any, adoption will have on our financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes” (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our Management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to:

(i)	the restatement of our July 22, 2021 balance sheet included in the Current Report on Form 8-K filed with the SEC on July 28, 2021 in connection with our Initial Public Offering, regarding the classification of redeemable Common Stock, as described below, which constitutes a material weakness in our internal control over financial reporting for complex financial instruments.

(ii)	material weaknesses in internal controls related to timeliness, completeness and accuracy of accruals, identified as of September 30, 2022.

(iii)	material weakness in internal controls related accuracy of the provision for franchise and income taxes, identified as of December 31, 2022.

(iv)	a material weakness in internal controls over the financial reporting process which failed to identify a material out of period adjustment that resulted in the revision of previously issued financial statements, identified as of September 30, 2023.

(v)	a material weakness in internal controls related to the compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of our tax liabilities, identified as of December 31, 2023.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions and instruments and internal controls related to timeliness, completeness and accuracy of accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to incorrect classification of classification of redeemable Common Stock and timeliness, completeness and accuracy of accruals and accuracy of provision for franchise and income taxes.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Felipe MacLean	40	Chairman of the Board, President and Chief Executive Officer
Luis A. Guerra	50	Chief Financial Officer and Treasurer
Markus Puusepp	41	Chief Operating Officer and Secretary
Per Bjorkman	56	Director
Marcos Angelini	52	Director
Luis Derechin	55	Director

The experience of our directors and executive officers is as follows:

Felipe MacLean, our President and CEO since inception and our Chairman of the Board since April 2021, is a successful self-made entrepreneur with over 15 years of experience capitalizing on complex, high-yield transactions in various industries across the globe. Mr. MacLean applied his financial and operational expertise in building vertically integrated businesses in the agriculture, seafood, and edible oil sectors. He is the founder and CEO of Yntegra Group, a family office and multi-service provider that specializes in high yield transactions that has managed over $1 billion in commodities trading activity and placement of over $100 million in private equity investments. In 2017, Mr. MacLean started his venture in the cannabis industry founding Solace Holdings and leading an investment of over $50 million. Solace Holdings is today one of the most renowned cultivation, extraction and manufacturing facilities in the Nevada market, with leading product categories on its portfolio and doubling sales year over year. Mr. MacLean’s involvement was crucial to the success of Solace Holdings, supported by his clear understanding of the cannabis industry opportunities and challenges. We believe Mr. MacLean is well qualified to serve as our Chairman and CEO due to his extensive knowledge in the cannabis industry. As an early investor in the field, he has lived through the multiple regulatory cycles and growth facets of this developing industry. His experience has proven instrumental in creating a successful large-scale profitable cannabis operation.

Luis A. Guerra, our CFO and Treasurer since April 2021, was one of the founders of Bulltick Capital Markets, a regional investment bank in the US, Europe and Latin America that became one of the top 10 brokers and trading firms with the highest volume traded in Latin America ADRs (American Depositary Receipts) on the Nasdaq. He was a co-managing partner of the firm and member of its Management Committee, directly responsible for all securities brokerage, electronic trading, and capital markets operations, from March 2000 to February 2011. He grew the firm’s brokerage and trading operations from a start-up to one of the largest regional investment banks in Latin America. Since November 2018, Mr. Guerra has served as co-founder and Managing Director of VI tax Partners, a private investment vehicle with a focus on private equity and structured finance. Since December 2019, he has also served as part of the Advisory Board of Welz, a European based private equity real estate Investment Manager, where he advises on their investment portfolio. He is a seasoned capital markets professional who brings experienced and structured financial reporting. We believe Mr. Guerra is well qualified to serve as our CFO due to his capital markets and financial background, ample experience dealing with regulated entities both in the US and internationally, and knowledge as a former senior executive at an investment bank and asset management business.

Markus Puusepp, our COO and Secretary since July 2022, has been employed as Chief Strategy Officer of SHL Medical AG (“SHL”) since 2017. SHL is a global solution provider in the design, development and manufacturing of advanced drug delivery systems. Mr. Puusepp previously spent over seven years in Hong Kong and Beijing within the private equity and medtech industries. Prior to that, he worked in investment banking in Sweden, as well as management consulting. Additionally, Mr. Puusepp has held several directorships, including as a board member for Spowdi since October 2020, a non-executive board member of QulO since October 2018, a board member of Pharmaero ApS since February 2018 and as a Chairman of Innovation Zed since February 2018. He received his Master’s in Business Administration from Stockholm University in 2008. We believe Mr. Puusepp is well qualified to serve as our COO due to his experience, integrity, and track records across multiple industries.

Per Bjorkman has served as one of our independent directors since July 2021. Since August 2020, he has served as Director of Business Development at SHL Healthcare, one of the world’s leading contract manufacturers and suppliers of MedTech solutions for home, hospital and long-term care use. As a customer-centric company, SHL offers a range of services, robust manufacturing capabilities and dedicated project management teams to best translate customer specifications into quality products. Prior to this role, he served as Managing Director of SHL Technologies & Group Ventures from January 2014 to December 2019. Mr. Bjorkman is a seasoned expert in the cannabis and healthcare industry. From October 2017 to July 2020, he served as Co-CEO of Solace Holdings in Nevada, a cGMP certified, vertically integrated tetrahydrocannabinol and cannabidiol cannabis company, focusing on the cultivation and manufacturing of leading cannabis consumer branded goods. Mr. Bjorkman holds a bachelor’s degree in Business Administration from the European University and was part of the Leadership and Strategic Execution Program at INSEAD in France. We believe Mr. Bjorkman is well qualified to serve as a director due to his extensive knowledge in the mainstream medical and pharmaceutical industry, and its potential application to the cannabis field, in addition to having managed a successful cannabis growing and production facility in the US.

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

Luis Derechin has served as one of our independent directors since December 2023. He is one of Mexico’s most experienced technology entrepreneurs. In 2001, Mr. Derechin co-founded JackBe, which was one of the first companies in Mexico as well as Latin America to raise funding from U.S. venture capital. In 2014, JackBe was acquired by Software AG, and its technology became the cornerstone of the German multinational’s push into data management and visualizations. After JackBe, Luis has founded a number of additional companies, including PointWorthy, a venture that allows Citibank and Hilton loyalty point holders to use their points to execute cash donations to any of the more than one million philanthropic causes in the United States. Mr. Derechin studied engineering at UCSD and earned a degree in business at Instituto Tecnologico Autónomo de México (ITAM). Mr. Derechin is well qualified to serve as a director due to his extensive experience in venture capital and technology.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

We have four directors. Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Luis Derechin and Marcos Angelini, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Felipe MacLean and Per Bjorkman, will expire at the second annual meeting of stockholders.

On January 23, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with the Annual Meeting Requirement because we did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement. On March 1, 2024, we received the Delisting Notice from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024.

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

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Marcos Angelini, Luis Derechin and Per Bjorkman serve as members of our Audit Committee, and Marcos Angelini chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Each of Marcos Angelini, Luis Derechin, and Per Bjorkman meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Marcos Angelini qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, as amended and restated. which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

Per Bjorkman, Marcos Angelini and Luis Derechin serve as the members of our Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Per Bjorkman, Marcos Angelini and Luis Derechin are independent, and Per Bjorkman chairs the Compensation Committee.

We have adopted a Compensation Committee charter, as amended and restated, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors;

●	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating and corporate governance committee though we intend to form a nominating and corporate governance committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors.

The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Per Bjorkman, Marcos Angelini, and Luis Derechin. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating and corporate governance committee, we do not have a nominating and corporate governance committee charter in place.

The Board of Directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board of Directors should follow the procedures set forth in our bylaws.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, which is filed, along with our amended and restated audit and compensation committee charters, as exhibits to the Report. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

On July 19, 2021, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. Commencing on July 19, 2021, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon the earlier of the completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the Trust Account. Other than quarterly Audit Committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management team who remain with us may be paid consulting or Management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination, such as the Kustom Entertainment Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 21, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially owns our Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,320,508 shares of our Common Stock, consisting of (i) 5,320,507 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock, issued and outstanding as of March 21, 2024. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Rights as these Rights are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Yntegra Capital Investments, LLC(2)	4,029,665	76.0%	1	100.0	76.0%
Felipe MacLean(2)	4,029,665	76.0%	1	100.0	76.0%
Markus Puusepp(2)	—	—	—	—	—
Luis A. Guerra(3)	—	—	—	—	—
Per Bjorkman(3)	—	—	—	—	—
Marcos Angelini(3)	—	—	—	—	—
Luis Derechin(3)	—	—	—	—	—
All executive officers, directors and director nominees as a group	4,029,665	76.0%	1	100.0	76.0%
Mizuho Financial Group, Inc.(4)	816,476	14.78%	—	—	14.78%
RiverNorth Capital Management, LLC (5)	300,000	5.43%			5.43%

*	less than 1%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is Kustom Entertainment, Inc., 14001 Marshall Drive Lenexa, KS 66215.
(2)	Represents shares held by Yntegra Capital Investments, LLC, the Company’s Sponsor. Yntegra Capital Management, LLC is the sole managing member of the Sponsor and a U.S. entity. Felipe MacLean, a U.S. citizen and the Company’s Chairman and Chief Executive Officer, is the sole manager of Yntegra Capital Management, LLC, and as such, may be deemed to share beneficial ownership of the Common Stock held directly by our Sponsor. Mr. McLean and Markus Puusepp, the Company’s Chief Operating Officer, each own 50% of Yntegra Capital Management, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	Does not include any shares held by our Sponsor. This individual is a member of our Sponsor but does not have voting or dispositive control over the shares held by our Sponsor.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2022 by Mizuho Financial Group, Inc., a Japanese corporation (“Mizuho”). Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares reported therein, which are directly held by Mizuho Securities USA LLC, their wholly-owned subsidiary. The number of Public Shares held by Mizuho is reported as of December 31, 2021, which does not reflect any redemption of shares in the 2023 Redemptions, the 2024 Redemptions, or any other transactions after December 31, 2021. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Mizuho’s current beneficial ownership. The principal business address of Mizuho is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2024 by RiverNorth Capital Management, LLC, a Delaware limited liability company (“RiverNorth”). The number of Public Shares held by the RiverNorth is reported as of December 31, 2023, which does not reflect any redemption of shares in the 2024 Redemptions or any other transactions after December 31, 2023. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect RiverNorth’s current beneficial ownership. The principal business address of RiverNorth is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Kustom Entertainment Business Combination, please see “Item 1. Business.”

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

On April 8, 2021, our Sponsor transferred a membership interest in our Sponsor to each of our three officers and our three independent directors, representing an aggregate 75,000 Founder Shares. The interest of each officer and director relates solely to the number of Founder Shares laid out in their respective agreements. The transferred shares will vest upon our consummation of an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, any of the grantees ceases to remain in their role, either voluntarily or for a cause, (a “Separation Event”), 100% of the shares granted will be automatically and immediately transferred back to our Sponsor upon such Separation Event.

On July 20, 2023, upon the approval of the Conversion Amendment Proposal by our stockholders at the 2023 Special Meeting, we issued an aggregate of 3,457,806 shares of Class A Common Stock to our Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement we entered into with our Sponsor, officers and directors.

Our Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Unit, for an aggregate purchase price of $5,718,590 in the Private Placement. The Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until after the completion of our initial Business Combination.

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

Commencing July 19, 2021, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

In connection with the July 2022 Extension, on July 18, 2022, we issued the July 2022 Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned to us $1,383,123 to be deposited into the Trust Account. The July 2022 Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial Business Combination is consummated and (ii) our liquidation. At the election of our Sponsor, up to $1,383,123 of the unpaid principal amount of the July 2022 Extension Note may be converted into Conversion Units. The total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the July 2022 Extension Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Units.

In connection with the October 2022 Extension, on October 19, 2022, we issued the October 2022 Extension Note to our Sponsor in the principal amount of $1,383,123, pursuant to which our Sponsor loaned to us $1,383,123 to be deposited into the Trust Account. The October 2022 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.

In connection with the 2023 Extension, on July 24, 2023, our Sponsor caused to be deposited into the Trust Account up to $360,000 (representing $0.048 per Public Share), which was deposited into the Trust Account. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.

In connection with the 2024 Extension, on January 22, 2024, our Sponsor caused to be deposited into the Trust Account up to $360,000. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. As of March 21, 2024, $180,000 of the principal on the 2024 Extension Note has been deposited into the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Conversion Units at a price of $10.00 per Conversion Unit (which, for example, would result in the holders being issued Conversion Units to purchase 150,000 Units if $1,500,000 of notes were so converted), at the option of the lender. Such Conversion Units would be identical to the Private Placement Units. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On July 21, 2023, we issued the 2023 Working Capital Note in the principal amount of up to $300,000 to our Sponsor. The 2023 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date that our winding up is effective. We drew $300,000 under the 2023 Working Capital Note, which was outstanding as of December 31, 2023.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. $715,000 and $0 were outstanding under any Working Capital Loans as of December 31, 2023 and 2022, respectively.

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

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, Management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders, such as the Kustom Entertainment Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a Registration Rights Agreement with respect to the Private Placement Units, the securities issuable upon conversion of Working Capital Loans and extension loans (if any) and the shares of Class A Common Stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the Founder Shares.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Marcos Angelini, Per Bjorkman and Luis Derechin are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $195,794 and $115,360, respectively. The aggregate fees of Marcum related to audit services in connection with our Initial Public Offering totaled approximately $49,955. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum $9,293 and $8,755, respectively, for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedule

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

Omitted at our Company’s option.

CLOVER LEAF CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Clover Leaf Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Clover Leaf Capital Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by July 22, 2024, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 21, 2024

PART I. FINANCIAL INFORMATION

CLOVER LEAF CAPITAL CORP.

BALANCE SHEETS

	December 31,
	2023	2022

Assets:
Current assets:
Cash	$162,933	$303,449
Prepaid expenses	122,364	104,876
Total current assets	285,297	408,325
Investments held in Trust Account	14,648,926	18,276,649
Total Assets	$14,934,223	$18,684,974

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$809,542	$367,408
Income taxes payable	134,428	137,633
Excise Tax Payable	42,099	—
Deferred income tax	—	18,790
Promissory note to Related Party	3,842,015	2,767,015
Due to related party	10,000	—
Total current liabilities	4,838,084	3,290,846

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	9,679,015	8,131,777

Commitments and Contingencies (see Note 6)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,251,156 and 1,627,158 Class A common stock shares at redemption value of $11.85 and $11.24 per share at December 31, 2023 and 2022, respectively	14,830,241	18,283,387

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,271,711 and 813,905 shares issued and outstanding (excluding 1,251,156 and 1,627,158 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	427	81
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,457,807 shares issued and outstanding December 31, 2023 and 2022, respectively	—	346
Accumulated deficit	(9,575,460)	(7,730,617)
Total Stockholders’ Deficit	(9,575,033)	(7,730,190)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$14,934,223	$18,684,974

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Formation and operating costs	$1,586,541	$1,291,228
Loss from operations	(1,586,541)	(1,291,228)

Other income:
Recovery of previously incurred costs	—	341,684
Interest earned on investments held in Trust Account	737,057	1,195,135
Interest earned on cash held in bank	116	69
Total other income	737,173	1,536,888

(Loss) Income before provision for income taxes	(849,368)	245,660
Provision for income taxes	(196,591)	(185,423)
Net (loss) income	$(1,045,959)	$60,237

Basic and diluted weighted average of redeemable Class A common stock outstanding	1,457,184	12,204,321
Basic and diluted net (loss) income per share, redeemable Class A common stock	(0.18)	0.00
Basic and diluted weighted average non-redeemable Class A and Class B common stock outstanding	4,271,712	3,457,807
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	(0.18)	0.00

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	813,905	81	3,457,807	346	—	(4,307,272)	(4,306,845)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,483,582)	(3,483,582)
Net income	—	—	—	—	—	60,237	60,237
Balance as of December 31, 2022	813,905	81	3,457,807	346	—	(7,730,617)	(7,730,190)
Conversion of Class B ordinary shares in Class A ordinary shares	3,457,806	346	(3,457,806)	(346)	—	—	—
Excise tax liability on share redemptions	—	—	—	—	—	(42,099)	(42,099)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(756,785)	(756,785)
Net loss	—	—	—	—	—	(1,045,959)	(1,045,959)
Balance as of December 31, 2023	4,271,711	$427	1	$—	$—	$(9,575,460)	$(9,575,033)

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(1,045,959)	$60,237
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on investment in Trust	(737,173)	(1,195,135)
Amortization of prepaid expenses	—	46,557
Changes in operating assets and liabilities:
Accrued costs and expenses	442,135	(75,156)
Prepaid expenses	(17,488)	130,175
Due to related party	10,000	(2,903)
Income taxes payable	(3,205)	137,633
Deferred income tax	(18,790)	18,790
Net cash used in operating activities	(1,370,480)	(879,802)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(360,000)	(2,767,015)
Disposal of trust assets for redemptions	4,209,931	125,587,180
Withdrawal of trust funds to pay taxes	514,964	502,949
Net cash provided by Investing Activities	4,364,895	123,323,114

Cash Flows from Financing Activities:
Proceeds from sale of common stocks to initial stockholders	(4,209,931)	(125,587,180)
Proceeds from issuance of promissory note to related party	1,075,000	2,767,015
Net cash used in financing activities	(3,134,931)	(122,820,165)

Net change in cash	(140,516)	(376,853)
Cash, beginning of the period	303,449	680,302
Cash, end of the period	$162,933	$303,449

Supplemental disclosure of cash flow information:
Recognition of liability for excise tax on redemptions	$42,099	$—
Class A share accretion to redemption value in excess of purchase price	$756,785	$3,483,582

The accompanying notes are an integral part of these financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern

Clover Leaf Capital Corp. (the “Company”) a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue the initial Business Combination target in any industry or geographic location. The Company intended to focus its search for a target business engaged in the cannabis industry.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and the Company’s efforts to pursue an initial Business Combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The Registration Statement for the Company’s IPO (the “IPO Registration Statement”) was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its IPO of 13,831,230 units (the “Units” and, with respect to the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3 (“The Initial Public Offering”), and the sale of 675,593 Units which is discussed in Note 4 (“The Private Placement”), at a price of $10.00 per private placement unit (“Private Placement Units”), in a private placement (the “Private Placement”) to the Sponsor and Maxim Group LLC (the “Representative”), the representative of the underwriters, that closed simultaneously with the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s executive officers and directors (“Management”) has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination.

Transaction costs amounted to $9,562,126 consisting of $2,766,246 of underwriting commissions, $4,840,931 of deferred underwriting commissions, $1,383,123 of the fair value of the 138,312 Class A Common Stock issued to the Representative and/or its designees upon the consummation of the IPO (“Representative Shares”), and $571,826 of other cash offering costs.

The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an initial Business Combination. However, the Company will only complete an initial Business Combination if the post-initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an initial Business Combination.

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a trust account (“Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and until July 6, 2023 were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Department of the Treasury (“Treasury”) obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s franchise and income taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation, as amended and currently in effect (the “Amended and Restated Charter”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the applicable period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the applicable period, subject to applicable law.

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

The shares of Class A Common Stock and Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial Business Combination.

The Company will have only until July 22, 2024 to complete the initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s Amended and Restated Charter and the Investment Management Trust Agreement, dated July 19, 2021 entered into between the Company and Continental, as trustee of the Trust Account, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account for each additional three-month period, $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three-month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial Business Combination. If the Company completes an initial Business Combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit.

On July 18, 2022, the Company issued a promissory note (the “July 2022 Extension Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the extension of the Combination Period from July 22, 2022 to October 22, 2022 (the “July 2022 Extension”).

On October 19, 2022, the Company held a special meeting of stockholders (the “2022 Special Meeting”). At the 2022 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”) (the “October 2022 Extension”). In connection with the 2022 Special Meeting, stockholders holding 12,204,072 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) was removed from the Company’s Trust Account to pay such holders.

On July 19, 2023, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”). At the 2023 Special Meeting, the Company’s stockholders approved an amendment (the “2023 Extension Amendment”) to the Company’s Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s Board (the “2023 Extension”). On July 20, 2023, the Company filed the 2023 Extension Amendment with the Secretary of State of the State of Delaware.

In connection with the 2023 Special Meeting, stockholders holding 376,002 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s Trust Account to pay such holders, resulting in approximately $14,008,650.13 remaining in the Trust Account.

In connection with the 2023 Extension, the Company will cause up to $360,000 to be deposited into the Trust Account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2023 and on the 22nd of each subsequent month until January 22, 2024), that the Company needs to complete an initial Business Combination, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of July 21, 2023, an aggregate of $60,000 had been deposited into the Trust Account to support the 2023 Extension. The Company deposited $360,000 in the Trust Account through December 31, 2023.

On August 31, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notification received has no immediate effect on the Company’s Nasdaq listing. On October 16, 2023, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, the Company must have filed with Nasdaq documentation that demonstrated that the Company’s Common Stock has a minimum of 300 public holders. On February 27, 2024, the Company was not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, the Company received a notice from the Staff of Nasdaq (the “Delisting Notice”) informing the Company that its securities may be subject to suspension and delisting pending the outcome of a hearing before the Nasdaq Hearings Panel (the “Panel”), which the Company requested on March 8, 2024.

On October 4, 2023, the Company issued a press release announcing that the Company had submitted to EDGAR, the SEC’s online portal, a Registration Statement on Form S-4, which includes a preliminary proxy statement/prospectus, with respect to the Company’s proposed initial Business Combination (the “Kustom Entertainment Business Combination”) with Kustom Entertainment, Inc., a Nevada corporation (“Kustom Entertainment”).

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares (as defined below) (see Note 5), Private Placement Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend the Company’s Amended and Restated Charter (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on July 19, 2021, and through December 31, 2023, the Company withdrew $1,017,913 from the Trust Account to pay its liabilities related to the federal and Floria state and Delaware franchise taxes. Through December 31, 2023, the Company remitted $777,312 to the respective tax authorities. Additionally, as of December 31, 2023, the Company had accrued but unpaid income tax liability of $134,428 and was in a credit position of $75,143 for Delaware franchise tax, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $181,316. As of December 31, 2023, the Company had $162,933 in its operating account and inadvertently used $77,668 of the funds withdrawn from the Trust Account for payment of taxes for payment of other operating expenses not related to taxes. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without recurring to additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Going Concern

As of December 31, 2023 and 2022, the Company had $162,933 and $303,449 in cash, respectively, and working capital deficit of $4,493,502 and $2,882,521 (net of Delaware franchise and income taxes), respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

On July 24, 2023, the Company issued a promissory note (the “2023 Working Capital Note”) in the principal amount of up to $300,000 to the Sponsor. The 2023 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective.

At various dates in the fourth quarter of 2023, the Sponsor advanced to the Company $415,000 for the Company’s working capital needs. On January 22, 2024, the Company issued the a promissory note (the “2024 Working Capital Note”) in the principal amount of up to $1,000,000 to the Sponsor. The 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The funds advanced in the fourth quarter of 2023 were considered advanced under terms of this 2024 Working Capital Note and were outstanding as of December 31, 2023.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). $715,000 and $0 were outstanding under Working Capital Loans as of December 31, 2023, and 2022, respectively.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 22, 2024 to consummate an initial Business Combination, unless otherwise extended. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustments that might result should an initial Business Combination not occur.

Merger Agreement

On June 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CL Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), the Sponsor, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of the Company (other than the Kustom Entertainment Stockholder (as defined below) as of immediately prior to the Effective Time and its successors and assignees) in accordance with the terms and conditions of the Merger Agreement, Kustom Entertainment, which has a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies, and Digital Ally, Inc., a Nevada corporation and the sole stockholder of Kustom Entertainment (the “Kustom Entertainment Stockholder”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom Entertainment (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Merger Transactions”), with Kustom Entertainment continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration (as defined herein). Upon consummation of the Transactions, the Company will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Kustom Entertainment Stockholder as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom Entertainment as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Kustom Entertainment Stockholder will be paid solely by the delivery of new shares of the Company’s Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had $162,933 and $303,449 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of December 31, 2023 and 2022, the Company had $14,648,926 and $18,276,649 in investments held in the Trust Account, respectively.

As of December 31, 2023, the Company’s investments held in the Trust Account are held in an interest-bearing demand deposit account and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Prior to the current reporting period, the Company classified its Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities were recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities on December 31, 2023 and 2022 are as follows:

	Carrying Value as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Money Market Funds	14,648,926	—	—	14,648,926
	$14,648,926	$—	$—	$14,648,926

	Carrying Value as of December 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
U.S. Treasury Securities (matured May 25, 2023)	18,276,649	—	217	18,276,866
	$18,276,649	$—	$217	$18,276,866

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

Class A Common Stock Subject to Possible Redemption

All of the 13,831,230 Class A Common Stock sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Charter. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., equity rights), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt—Debt with Conversion and Other Options.”

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

As of December 31, 2023 and 2022, the Class A Common Stock reflected on the balance sheet is reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	18,283,387
Plus:
Remeasurement of carrying value to redemption value	756,785
Less:
Redemptions of Class A common stock	(4,209,931)
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2023)	$14,830,241

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. The Company has two classes of shares, redeemable Common Stock and non-redeemable Common Stock. The Company’s redeemable Common Stock is comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class B shares purchased by the Sponsor as well as Class A shares sold in the Private Placement and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net (loss) income per share. Basic and diluted net (loss) income per common share for redeemable Common Stock and non-redeemable Common Stock is calculated by dividing net (loss) income, allocated proportionally to each class of Common Stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

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

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Year Ended December 31,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to redeemable Class A common stock	$(266,047)	$46,938
Denominator:
Weighted Average redeemable Class A common stock, basic and diluted	1,457,184	12,204,321
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.18)	$0.00

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable Class A and Class B common stock	$(779,912)	$13,299
Denominator:
Weighted Average non-redeemable Class A and Class B common stock, basic and diluted	4,271,712	3,457,807
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.18)	$0.00

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s Management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 571,859 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,718,590 in the aggregate) and the Representative purchased an aggregate of 103,734 Private Placement Units at a price of $10.00 per Private Placement Unit ($1,037,340 in the aggregate) in a Private Placement. Each Private Placement Unit is identical to the Units offered in the IPO except as described below.

The Private Placement Units and their component securities will not be transferable, assignable or salable until after the completion of the initial Business Combination except to permitted transferees. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Shares or the Private Placement Rights, which will expire worthless if the Company does not consummate an initial Business Combination within the Combination Period.

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

The Company’s Sponsor and any other holders of Founder Shares (or their permitted transferees) prior to our IPO (“Initial Stockholders”), including the Interests transferred to the Company’s officers and directors, have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) six months after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination (a) if the closing price of the shares of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (except with respect to permitted transferees). Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s Initial Stockholders with respect to any Founder Shares (the “Lock-Up”).

On July 20, 2023, the Company issued an aggregate of 3,457,806 shares of its Class A Common Stock to the Sponsor upon the conversion (the “Founder Share Conversion”) of an equal number of shares of Class B Common Stock of the Company held by the Sponsor. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the prospectus for the Company’s IPO. Following the Founder Share Conversion, there were 5,522,867 shares of Class A Common Stock issued and outstanding and 1 share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion, the Sponsor holds approximately 73.0% of the Company’s issued and outstanding Class A Common Stock.

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses. As of December 31, 2023 and 2022, there is no amount outstanding under the promissory note.

On July 18, 2022, the Company issued the July 2022 Extension Note in the principal amount of $1,383,123 to the Sponsor in connection with the July 2022 Extension. The July 2022 Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July 2022 Extension Note may be converted into Units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the July 2022 Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. The conversion feature included in the July 2022 Extension Note is closely related to the debt instrument itself and is not bifurcated from the host instrument. As a result, all debt proceeds received have been allocated to debt liability. As of December 31, 2023, and 2022, there was $1,383,892 outstanding under the July 2022 Extension Note.

On October 19, 2022, in connection with the October 2022 Extension, the Company issued a further promissory note (the “October 2022 Extension Note”) in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A Common Stock that was not redeemed in connection with the October 2022 Extension. The October 2022 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination, or (ii) the date of the liquidation of the Company. As of December 31, 2023, and 2022, there was $1,383,123 outstanding under the October 2022 Extension Note.

On July 21, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A Common Stock, held by the Company’s public stockholders that were not redeemed in connection with the 2023 Extension Amendment. On July 21, 2023, the Company deposited $60,000 into the Trust Account, with such amount being treated as the first draw under the 2023 Extension Note, and the Company will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until January 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination or (ii) the date of the liquidation of the Company. The Sponsor deposited $360,000 in the Trust Account under the 2023 Extension Note, which was outstanding as of December 31, 2023.

On July 21, 2023, the Company issued the 2023 Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The 2023 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The Company drew $300,000 under the 2023 Working Capital Note which was outstanding as of December 31, 2023.

At various dates in the fourth quarter of 2023, the Sponsor advanced to the Company $415,000 for the working capital needs. On January 22, 2024, the Company issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The funds advanced in the fourth quarter of 2023 were considered advanced under terms of this note and were outstanding as of December 31, 2023.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement-equivalent Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 150,000 Units if $1,500,000 of notes were so converted), at the option of the lender. The Units would be identical to the Private Placement Units issued to the Sponsor. $715,000 and $0 were outstanding under such Working Capital Loans as of December 31, 2023 and 2022, respectively.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial, and administrative services provided to members of the Management Team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on The Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the year ended December 31, 2023, the Company incurred $120,000, in administrative support fees, which is included in formation and operating costs in the accompanying statements of operations. For the year ended December 31, 2022, the Company incurred $120,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of December 31, 2023 and 2022, there was $10,000 and $0, respectively, outstanding, which is included on the accompanying balance sheets as “due to related party.”

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

The Company agreed to pay or reimburse the underwriters for travel, lodging, and other “road show” expenses, expenses of the underwriters’ legal counsel, and certain diligence and other fees, including the preparation, binding and delivery of bound volumes in form and style reasonably satisfactory to the Representative, transaction Lucite cubes, or similar commemorative items in a style as reasonably requested by the Representative, and reimbursement for background checks on the Company’s directors and executive officers, which such fees and expenses are capped at an aggregate of $125,000 (less amounts previously paid).

The underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

The Representative’s Common Stock

The Company agreed to issue to the Representative and/or its designees, 125,000 shares of Common Stock (or 143,750 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option, resulting in an aggregate issuance of 138,312 Representative Shares. These shares were valued at a price of $10.00 which was the sale price of the Units sold in the IPO. The Representative has agreed not to transfer, assign, or sell any such shares until the completion of the Company’s initial Business Combination. In addition, the Representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the applicable period.

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

Right of First Refusal

Subject to certain conditions, the Company will grant the Representative, for a period beginning on the closing of the IPO and ending 15 months after the date of the consummation of the initial Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal, 50% of the economics, for any and all future public and private equity, convertible, and debt offerings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the IPO Registration Statement.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of shares of Class A Common Stock are entitled to one vote for each share. As of December 31, 2023 and 2022 there were 4,271,711 and 813,905 shares of Class A Common Stock issued or outstanding, excluding 1,251,156 and 1,627,158 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of December 31, 2023 and, 2022 there were 1 and 3,457,807 shares of Class B Common Stock issued and outstanding, respectively, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B Common Stock shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Common Stock outstanding upon completion of the IPO (excluding shares included in the Private Placement Units or the shares of Class A Common Stock issuable to the Representative) plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination.

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

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset
Organizational costs/Start-up costs	748,482	334,531
Total deferred tax asset	748,482	334,531
Deferred tax liability
Unrealized gain/loss	—	(18,790)
Valuation allowance	(748,482)	(334,531)
Deferred tax asset (liability), net of allowance	$—	$(18,790)

The income tax provision consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$177,066	$138,094
Deferred	(322,849)	(86,506)
State
Current	38,315	28,540
Deferred	(109,934)	(30,765)
Change in valuation allowance	413,993	136,060
Income tax provision	$196,591	$185,423

The Company’s federal and state net operating loss carryforwards as of December 31, 2023 and 2022 amounted to $0 and $0, respectively, and will be carried forward indefinitely and are available to offset future taxable income in the respective tax jurisdictions.

In assessing the realization of the deferred tax assets, Management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $413,993. For the year ended December 31, 2022, the change in the valuation allowance was $136,060.

Reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	4.34%	4.30%
Prior year true-up	0.25%	(5.23)%
Change in valuation allowance	(48.74)%	55.41%
Income tax provision	(23.15)%	75.48%

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

Extension of the Combination Period

On January 17, 2024, the Company held a special meeting of stockholders (the “2024 Special Meeting”). At the 2024 Special Meeting, the Company’s stockholders approved an amendment (the “2024 Extension Amendment”) to the Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from January 22, 2024 to July 22, 2024, or such earlier date as determined by the Company’s Board (the “2024 Extension”).

In connection with the 2024 Special Meeting, Public Stockholders holding 202,360 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $2,374,149 (approximately $11.73 per share) will be removed from the Trust Account to pay such holders.

Following the approval and implementation of the Extension Amendment, on January 22, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

On January 22, 2024, the Company deposited $60,000 into the Trust Account, and the Company will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until July 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of March 21, 2024, $180,000 of the principal on the 2024 Extension Note has been deposited into the Trust Account.

On January 22, 2024, the Company issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The 2024 Working Capital Note was issued in connection with up to $1,000,000 of advances the Sponsor has made or may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination or (ii) the date of the liquidation of the Company. As of March 5, 2024, a total of $525,000 had been drawn down on the 2024 Working Capital Note.

Nasdaq Compliance—Minimum Public Holders Requirement and Annual Meeting Requirement

On August 31, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying us that the Company is no longer meet the Minimum Public Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On October 16, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted us an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, the Company must have filed with Nasdaq documentation that demonstrated that our Common Stock has a minimum of 300 public holders.

On January 23, 2024, the Company received a deficiency notice from the Staff of Nasdaq notifying the Company that it is not in compliance with the requirement pursuant to Nasdaq Listing Rule 5620(a) that companies listed on Nasdaq hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”) because it did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, the Company had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement.

On February 27, 2024, the Company was not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, we received a notice (the “Delisting Notice”) from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel. Because the Staff of Nasdaq issued the Delisting Notice to us on March 1, 2024, the Company chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement. Because we were unable to demonstrate compliance with the Minimum Public Holders Requirement and did not submit to Nasdaq a plan of compliance related to the Annual Meeting Requirement, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on March 8, 2024.

Indemnification Agreement with Kustom Entertainment and Digital Ally

On February 1, 2024, we entered in an indemnification agreement with Kustom Entertainment and the Kustom Entertainment Stockholder, pursuant to which, Kustom Entertainment and Kustom Entertainment Stockholder agreed to indemnify us and our officers and directors for liabilities incurred in connection with Kustom Entertainment Stockholder disclosure incorporated by reference into the Kustom Entertainment Registration Statement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 19, 2021, by and between the Company and the representative. (4)
2.1	Agreement and Plan of Merger, dated June 1, 2023, by and among the Company, Merger Sub, our Sponsor in the capacity as the Purchase Representative, Kustom Entertainment, and Digital Ally. (8)
3.1	Amended and Restated Certificate of Incorporation. (4)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (7)
3.3	Second Amendment to Amended and Restated Certificate of Incorporation (9)
3.4	Third Amendment to Amended and Restated Certificate of Incorporation (12)
3.5	Bylaws. (1)
4.1	Rights Agreement, dated July 19, 2021, by and between the Company and Continental, as rights agent. (4)
4.2	Specimen Unit Certificate. (3)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Rights Certificate. (3)
4.5	Description of Registered Securities. (5)
10.1	Promissory Note, dated March 4, 2021, issued to our Sponsor. (1)
10.2	Securities Subscription Agreement, dated March 4, 2021, between the Company and our Sponsor. (1)
10.3	Letter Agreement, dated July 19, 2021, by and among the Company, our officers and directors, and our Sponsor. (4)
10.4	Investment Management Trust Agreement, dated July 19, 2021, by and between the Company and Continental, as trustee. (4)
10.5	Form of Indemnity Agreement. (2)
10.6	Registration Rights Agreement, dated July 19, 2021, by and among the Company and certain security holders. (4)
10.7	Maxim Unit Purchase Agreement, dated July 19, 2021, by and between the Company and the Representative. (4)
10.8	Sponsor Unit Purchase Agreement, dated July 19, 2021, by and between the Company and our Sponsor. (4)
10.9	Administrative Support Agreement, dated July 19, 2021, by and between the Company and Yntegra Capital Management, LLC. (4)
10.10	Promissory Note, dated July 18, 2022, issued to our Sponsor. (6)
10.11	Promissory Note, dated October 19, 2022, issued to our Sponsor. (7)
10.12	Lock-up Agreement, by and among the Company, our Sponsor in the capacity as the Purchaser Representative and Digital Ally. (8)
10.13	Sponsor Forfeiture Letter, by and among the Company, our Sponsor in the capacity as the Purchaser Representative and Stanton E. Ross. (8)
10.14	Extension Promissory Note, dated July 24, 2023, issued to our Sponsor. (10)
10.15	Working Capital Promissory Note, dated July 24, 2023, issued to our Sponsor. (10)
10.16	Amendment No. 1 to Lock-Up Agreement, by and among the Company, our Sponsor in the capacity as the Purchaser Representative and Digital Ally. (11)
10.17	Extension Promissory Note, dated January 22, 2024, issued to our Sponsor. (12)
10.18	Working Capital Promissory Note, dated January 22, 2024, issued to our Sponsor. (12)
10.19	Indemnification Agreement, dated February 1, 2024, between the Company, Kustom Entertainment and Digital Ally (13)
14	Form of Code of Ethics. (2)
19*	Insider Trading Policy.
21*	List of Subsidiaries.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023.*
99.1	Amended and Restated Audit Committee Charter.*
99.2	Amended and Restated Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-255111), filed with the SEC on April 7, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-255111), filed with the SEC on June 7, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-255111), filed with the SEC on July 12, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2022.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2022.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2023.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2023.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2023.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2023.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2024.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2024	Clover Leaf Capital Corp.

	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Felipe MacLean	Chief Executive Officer	March 21, 2024
Felipe MacLean	(Principal Executive Officer)

/s/ Luis A. Guerra	Chief Financial Officer	March 21, 2024
Luis A. Guerra	(Principal Financial and Accounting Officer)

/s/ Per Bjorkman	Director	March 21, 2024
Per Bjorkman

/s/ Marcos Angelini	Director	March 21, 2024
Marcos Angelini

/s/ Luis Derechin	Director	March 21, 2024
Luis Derechin