Form 10-Q
period 2024-03-31
Clover Leaf Capital Corp.
filed 2024-05-15
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(305) 577-0031
(Registrant’s telephone number, including area code)

Not Applicable
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

As of May 15, 2024, there were 5,320,507 shares of Class A common stock, par value $0.0001 per share and 1 share of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$5,784	$162,933
Prepaid expenses	113,118	122,364
Total current assets	118,902	285,297
Investments held in Trust Account	12,589,176	14,648,926
Total Assets	$12,708,078	$14,934,223

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$977,988	$809,542
Income taxes payable	161,370	134,428
Excise Tax Payable	65,841	42,099
Deferred income tax	—	—
Promissory note to Related Party	4,137,765	3,842,015
Due to related party	10,000	10,000
Total current liabilities	5,352,964	4,838,084

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	10,193,895	9,679,015

Commitments and Contingencies (see Note 6)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,048,796 and 1,251,156 Class A common stock shares at redemption value of $12.13 and $11.85 per share at March 31, 2024 and December 31, 2023, respectively	12,716,949	14,830,241

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,271,711 and 4,271,711 shares issued and outstanding (excluding 1,048,796 and 1,251,156 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	427	427
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 1 shares issued and outstanding March 31, 2024 and December 31, 2023, respectively	—	—
Accumulated deficit	(10,203,193)	(9,575,460)
Total Stockholders’ Deficit	(10,202,766)	(9,575,033)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$12,708,078	$14,934,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

Formation and operating costs	$450,593	$190,171
Loss from operations	(450,593)	(190,171)

Other income:
Interest earned on investments held in Trust Account	134,398	199,286
Interest earned on cash held in bank	2	—
Total other income	134,400	199,286

(Loss) Income before provision for income taxes	(316,193)	9,115
Provision for income taxes	(26,942)	(41,579)
Net loss	$(343,135)	$(32,464)

Basic and diluted weighted average of redeemable Class A common stock outstanding	1,097,718	2,441,063
Basic and diluted net loss per share, redeemable Class A common stock	(0.06)	(0.01)
Basic and diluted weighted average non-redeemable Class A and Class B common stock outstanding	4,271,712	3,457,807
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	(0.06)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	4,271,711	$427	1	$—	$—	$(9,575,460)	$(9,575,033)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(260,857)	(260,857)
Excise tax liability on share redemptions	—	—	—	—	—	(23,741)	(23,741)
Net loss	—	—	—	—	—	(343,135)	(343,135)
Balance as of March 31, 2024	4,271,711	$427	1	$—	$—	$(10,203,193)	$(10,202,766)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(120,011)	(120,011)
Net loss	—	—	—	—	—	(32,464)	(32,464)
Balance as of March 31, 2023	813,905	$81	3,457,807	$346	$—	$(7,883,092)	$(7,882,665)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(343,135)	$(32,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividends earned on investment in Trust	(134,400)	(199,233)
Amortization of prepaid expenses	—	(4,636)
Changes in operating assets and liabilities:
Accrued costs and expenses	168,448	27,460
Prepaid expenses	9,246	—
Income taxes payable	26,942	41,579
Net cash used in operating activities	(272,899)	(167,294)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(180,000)	—
Trust Account withdrawal for redeeming shareholder payments	2,374,149	—
Net cash provided by Investing Activities	2,194,149	—

Cash Flows from Financing Activities:
Payments to redeeming shareholders	(2,374,149)	—
Proceeds from issuance of promissory note to related party	295,750	—
Net cash used in financing activities	(2,078,399)	—

Net change in cash	(157,149)	(167,294)
Cash, beginning of the period	162,933	303,449
Cash, end of the period	$5,784	$136,155

Supplemental disclosure of cash flow information:
Recognition of liability for excise tax on redemptions	$23,741	$—
Accretion of Class A redeemable shares to possible redemption value	$260,857	$120,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization, Business Operation and Going Concern

Clover Leaf Capital Corp. (the “Company,” “our,” “we,” or “us”) a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue the initial Business Combination target in any industry or geographic location. The Company originally intended to focus its search for a target business engaged in the cannabis industry.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering that the Company consummated on July 22, 2021 (the “Initial Public Offering” or “IPO”) and the Company’s efforts to pursue an initial Business Combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Yntegra Capital Investments, LLC, a Delaware limited liability company (the “Sponsor”).

The Registration Statement on Form S-1 initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 4, 2021, as amended for the Company’s IPO (the “IPO Registration Statement”) was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its IPO of 13,831,230 units (the “Units” and, with respect to the Company’s Class A common stock, par value $0.0001 (“Class A Common Stock”) included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3 (“The Initial Public Offering”), and the sale of 675,593 Units which is discussed in Note 4 (“The Private Placement”), at a price of $10.00 per private placement unit (“Private Placement Units”), in a private placement (the “Private Placement”) to the Sponsor and Maxim Group LLC, the representative of the underwriters (the “Representative”), that closed simultaneously with the IPO. On July 22, 2021, the underwriters partially exercised their over-allotment option and purchased 1,331,230 of their full 1,875,000 Units available and subsequently forfeited the remainder of their option as of July 28, 2021. The Company’s executive officers and directors (“Management” or “Management Team”) has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination.

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

Following the closing of the IPO on July 22, 2021, $140,386,985 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Units, will be held in a U.S.-based trust account (“Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and until July 6, 2023 were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Department of the Treasury (“Treasury”) obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s franchise and income taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation, as amended and currently in effect (the “Amended and Restated Charter”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the applicable period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the applicable period, subject to applicable law.

The Company will provide its holders of Public Shares, including its Sponsor and any other holders of Founder Shares (as defined below) (see Note 5) (or their permitted transferees prior to our IPO (the “Initial Stockholders”) and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares (the “Public Stockholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the initial Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require it to seek stockholder approval under applicable law or stock exchange listing requirement. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

The shares of Class A Common Stock and Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial Business Combination.

The Company will have only until July 22, 2024 to complete the initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s Amended and Restated Charter and the Investment Management Trust Agreement, dated July 19, 2021 entered into between the Company and Continental, as trustee of the Trust Account, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must have deposited into the Trust Account $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three-month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial Business Combination. If the Company completes an initial Business Combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit.

Extension of the Combination Period

The Company originally had up to 12 months from the closing of its Initial Public Offering, or until July 22, 2022, to consummate an initial Business Combination. However, as requested by the Sponsor and as permitted under the Company’s Amended and Restated Charter, on July 19, 2022, the Company extended the Combination Period from July 22, 2022 to October 22, 2022 (the “July 2022 Extension”). On July 18, 2022, the Company issued a promissory note (the “July 2022 Extension Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the July 2022 Extension. The July 2022 Extension was the first of three three-month extensions permitted under the Company’s Amended and Restated Charter.

On October 19, 2022, the Company held a special meeting of stockholders (the “2022 Special Meeting”). At the 2022 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from October 22, 2022 to July 22, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”) (the “October 2022 Extension”). In connection with the 2022 Special Meeting, stockholders holding 12,204,072 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $125,587,180.34 (approximately $10.29 per share) was removed from the Company’s Trust Account to pay such holders. On October 19, 2022, the Company issued a promissory note (the “October 2022 Extension Note”) in the principal amount of $1,383,123 to the Sponsor in connection with the October 2022 Extension.

On July 19, 2023, the Company held a special meeting of stockholders (the “2023 Special Meeting”). At the 2023 Special Meeting, the Company’s stockholders approved an amendment (the “2023 Extension Amendment”) to the Company’s Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from July 22, 2023 to January 22, 2024, or such earlier date as determined by the Company’s Board (the “2023 Extension”). On July 20, 2023, the Company filed the 2023 Extension Amendment with the Secretary of State of the State of Delaware.

In connection with the 2023 Special Meeting, stockholders holding 376,002 shares of the Company’s Class A Common Stock issued in the Company’s IPO exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $4,209,931.03 (approximately $11.20 per share after removal of interest to pay taxes) was removed from the Company’s Trust Account to pay such holders, resulting in approximately $14,008,650.13 remaining in the Trust Account. On July 22, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the principal amount of $360,000 to the Sponsor in connection with the 2023 Extension.

In connection with the 2023 Extension, the Company caused up to $360,000 to be deposited into the Trust Account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2024 and on the 22nd of each subsequent month until January 22, 2024), that the Company needs to complete an initial Business Combination, and such amount was distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of March 31, 2024, an aggregate of $360,000 had been deposited into the Trust Account.

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

In connection with the 2024 Special Meeting, Public Stockholders holding 202,360 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $2,374,149 (approximately $11.73 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the 2024 Extension Amendment, on January 22, 2024, the Company issued a promissory note (the “2024 Extension Note”) in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $180,000 under the 2024 Extension Note, which was outstanding as of March 31, 2024.

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

Nasdaq Compliance—Minimum Public Holders Requirement and Annual Meeting Requirement

On August 31, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it no longer met the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). The notification received had no immediate effect on the Company’s Nasdaq listing. On October 16, 2023, the Company submitted to Nasdaq a plan to regain compliance with the Minimum Public Holders Requirement. On October 25, 2023, in response to such compliance plan, the Staff granted the Company an extension of time to regain compliance with the Minimum Public Holders Requirement. Pursuant to the extension, on or before February 27, 2024, the Company must have filed with Nasdaq documentation that demonstrated that its Common Stock has a minimum of 300 public holders.

On January 23, 2024, the Company received a deficiency notice from the Staff of Nasdaq notifying the Company that it was not in compliance with the requirement pursuant to Nasdaq Listing Rule 5620(a) that companies listed on Nasdaq hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”) because it did not hold an annual meeting of stockholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company had 45 calendar days, or until March 8, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement.

On February 27, 2024, the Company was not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, the Company received a notice (the “Delisting Notice”) from the Staff of Nasdaq informing the Company that its securities may be subject to suspension and delisting pending the outcome of a hearing before the Nasdaq Hearings Panel (the “Panel”), which the Company requested on March 8, 2024. Because the Staff of Nasdaq issued the Delisting Notice to the Company on March 1, 2024, the Company chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement, with such deficiency serving as an additional basis for delisting the Company’s securities from Nasdaq. Because the Company was unable to demonstrate compliance with the Minimum Public Holders Requirement and did not submit to Nasdaq a plan of compliance related to the Annual Meeting Requirement, the Company’s securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which the Company requested on March 8, 2024. The Company’s hearing before the Panel was held on May 7, 2024, and as of the date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”), Nasdaq has not issued its decision.

Indemnification Agreement with Kustom Entertainment and Digital Ally

On February 1, 2024, the Company entered into indemnification agreement (the “Indemnification Agreement”) with Kustom Entertainment, Inc., a Nevada corporation (“Kustom Entertainment”) and Digital Ally, Inc., a Nevada corporation and the sole stockholder of Kustom Entertainment, pursuant to which, Kustom Entertainment and Digital Ally, Inc., a Nevada corporation (the “Kustom Entertainment Stockholder”) agreed to indemnify the Company and its officers and directors for liabilities incurred in connection with the Kustom Entertainment Stockholder disclosure incorporated by reference into the Registration Statement on Form S-4 the Company initially filed with the SEC on October 4, 2023, as amended (File No. 333-274851) (the “Kustom Entertainment Registration Statement”).

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares (as defined below) (see Note 5), the shares of the Company’s Class A Common Stock included within the Private Placement Units purchased by our Sponsor, Initial Stockholders, and the underwriters of the Initial Public Offering in the Private Placement (“Private Placement Shares”), and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend the Company’s Amended and Restated Charter (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time).

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on July 19, 2021, and through March 31, 2024, the Company withdrew $1,017,913 from the Trust Account to pay its liabilities related to federal, Florida state and Delaware franchise taxes. Through March 31, 2024, the Company remitted $777,312 to the respective tax authorities. Additionally, as of March 31, 2024, the Company had accrued but unpaid income tax liability of $161,370 and was in a credit position of $48,543 for Delaware franchise tax, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $240,601. As of March 31, 2024, the Company had $5,784 in its operating account and inadvertently used $234,817 of the funds withdrawn from the Trust Account for payment of taxes for payment of other operating expenses not related to taxes. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without recurring to additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Going Concern

As of March 31, 2024 and December 31, 2023, the Company had $5,784 and $162,933 in cash, respectively, and working capital deficit of $5,121,226 and $4,493,502 (net of Delaware franchise and income taxes), respectively.

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

At various dates in the fourth quarter of 2023, the Sponsor advanced to the Company $415,000 for the Company’s working capital needs. On January 22, 2024, the Company issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The funds advanced in the fourth quarter of 2023 were considered advanced under terms of this 2024 Working Capital Note and were outstanding as of March 31, 2024.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). $1,010,750 and $715,000 were outstanding under Working Capital Loans as of March 31, 2024, and December 31, 2023, respectively.

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

Merger Agreement

On June 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Kustom Entertainment Merger Agreement”) with CL Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), the Sponsor, in the capacity as the representative from and after the Effective Time (as defined in the Kustom Entertainment Merger Agreement) for the stockholders of the Company (other than the Kustom Entertainment Stockholder as of immediately prior to the Effective Time and its successors and assignees) in accordance with the terms and conditions of the Kustom Entertainment Merger Agreement, Kustom Entertainment, which has a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies, and the Kustom Entertainment Stockholder.

Pursuant to the Kustom Entertainment Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Kustom Entertainment Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom Entertainment (the “Merger,” and together with the other transactions and agreements contemplated by the Kustom Entertainment Merger Agreement, the “Kustom Entertainment Business Combination”), with Kustom Entertainment continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, all of the issued and outstanding capital stock of Kustom Entertainment immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Kustom Entertainment Stockholder to receive the Merger Consideration (as defined below). Upon consummation of the Kustom Entertainment Business Combination, the Company will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Kustom Entertainment Merger Agreement to the Kustom Entertainment Stockholder as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom Entertainment as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Kustom Entertainment Stockholder will be paid solely by the delivery of new shares of the Company’s Class A Common Stock, each valued at $11.14 per share. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the excise tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

As  discussed above, on July 19, 2023, holders of 376,002 shares of Common Stock elected to redeem their shares in connection with the 2023 Extension Amendment. As a result, $4,209,931 was removed from the Company’s Trust Account to pay such holders. On January 22, 2024, holders of 202,360 shares of Common Stock elected to redeem their shares in connection with the 2024 Extension Amendment. As a result, $2,304,427 was removed from the Company’s Trust Account to pay such holders.

Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $ 65,841 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of March 31, 2024. This liability will be reevaluated and remeasured at the end of each quarterly period.

New SPAC Rules

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (the “2023 Annual Report”) for the year ended December 31, 2023, as filed with the SEC on March 22, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements included in the 2023 Annual Report. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had $5,784 and $162,933 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had $12,589,176 and $14,648,926 in investments held in the Trust Account, respectively.

As of March 31, 2024, and December 31, 2023, the Company’s investments were held in the Trust Account are held in an interest-bearing demand deposit account and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities on March 31, 2024 and December 31, 2023 are as follows:

	Carrying Value as of March 31, 2024	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2024
Demand Deposit Account	12,589,176	—	—	12,589,176
	$12,589,176	$—	$—	$12,589,176

	Carrying Value as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Demand Deposit Account	14,648,926	—	—	14,648,926
	$14,648,926	$—	$—	$14,648,926

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

As of March 31, 2024 and December 31, 2023, the Class A Common Stock reflected on the balance sheet is reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	18,283,387
Plus:
Remeasurement of carrying value to redemption value	756,785
Less:
Redemptions of Class A common stock	(4,209,931)
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2023)	14,830,241
Plus:
Remeasurement of carrying value to redemption value	260,857
Less:
Redemptions of Class A common stock	(2,374,149)
Contingently redeemable Class A common stock subject to possible redemption (March 31, 2024)	$12,716,949

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The Company has two classes of shares, redeemable Common Stock and non-redeemable Common Stock. The Company’s redeemable Common Stock is comprised of shares of Class A Common Stock sold in the IPO. The Company’s non-redeemable shares are comprised of shares of Class B Common Stock purchased by the Sponsor as well as shares of Class A Common Stock sold in the Private Placement and Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable Common Stock and non-redeemable Common Stock is calculated by dividing net loss, allocated proportionally to each class of Common Stock, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per share of Common Stock does not consider the effect of the rights, which entitle the holder to received one-eighth (1/8) of one share of Class A Common Stock upon the consummation of an initial Business Combination, and which rights include the rights sold as part of the Units in the Company’s Initial Public Offering (the “Public Rights”) and rights included within the Private Placement Units purchased by the Company’s Sponsor and the Representative in the Private Placement (the “Private Placement Rights,” and together with the Public Rights, the “Rights”) since exercise of the Rights is contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive. Accretion of the carrying value of Class A Common Stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to redeemable Class A common stock	$(70,150)	$(13,434)
Denominator:
Weighted Average redeemable Class A common stock, basic and diluted	1,097,718	2,441,063
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.06)	$(0.01)

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable Class A and Class B common stock	$(272,985)	$(19,030)
Denominator:
Weighted Average non-redeemable Class A and Class B common stock, basic and diluted	4,271,712	3,457,807
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.06)	$(0.01)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company’s effective tax rate was (8.52)% and 456.16% for the three months ended March 31, 2024, and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024, and 2023, due to the valuation allowance on the deferred tax assets.

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

Note 3 — Initial Public Offering

On July 22, 2021, the Company consummated its IPO of 13,831,230 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $138,312,300. This included 1,331,230 Units due to a partial over-allotment exercised by the underwriters. The underwriters forfeited their remaining over-allotment option on July 28, 2021. Each Unit consists of (i) one share of Class A Common Stock and (ii) one Right.

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

The Private Placement Units and their component securities will not be transferable, assignable or salable until after the completion of the initial Business Combination except to permitted transferees. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Shares or the Rights sold as part of the Units in the Company’s Initial Public Offering (whether they are purchased in the Company’s Initial Public Offering or thereafter in the open market), which will expire worthless if the Company does not consummate an initial Business Combination within the Combination Period.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses. As of March 31, 2024 and December 31, 2023, there is no amount outstanding under the promissory note.

On July 18, 2022, the Company issued the July 2022 Extension Note in the principal amount of $1,383,123 to the Sponsor in connection with the July 2022 Extension. The July 2022 Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July 2022 Extension Note may be converted into Units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the July 2022 Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. The conversion feature included in the July 2022 Extension Note is closely related to the debt instrument itself and is not bifurcated from the host instrument. As a result, all debt proceeds received have been allocated to debt liability. As of March 31, 2024, and December 31, 2023, there was $1,383,892 outstanding under the July 2022 Extension Note.

On October 19, 2022, in connection with the October 2022 Extension, the Company issued the October 2022 Extension Note in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A Common Stock that was not redeemed in connection with the October 2022 Extension. The October 2022 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination, or (ii) the date of the liquidation of the Company. As of March 31, 2024, and December 31, 2023, there was $1,383,123 outstanding under the October 2022 Extension Note.

On July 21, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A Common Stock, held by the Company’s public stockholders that were not redeemed in connection with the 2023 Extension. On July 21, 2023, the Company deposited $60,000 into the Trust Account, with such amount being treated as the first draw under the 2023 Extension Note, and the Company continued to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until January 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination or (ii) the date of the liquidation of the Company. The Sponsor deposited $360,000 in the Trust Account under the 2023 Extension Note, which was outstanding as of March 31, 2024 and December 31, 2023.

On July 21, 2023, the Company issued the 2023 Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The 2023 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The Company drew $300,000 under the 2023 Working Capital Note which was outstanding as of March 31, 2024.

On January 22, 2024, the Company issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $180,000 under the 2024 Extension Note, which was outstanding as of March 31, 2024.

On January 22, 2024, the Company issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The Company has drawn $530,750 and $415,000 under the 2024 Working Capital Note as of March 31, 2024, and December 31, 2024, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement-equivalent Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 150,000 Units if $1,500,000 of notes were so converted), at the option of the lender. The Units would be identical to the Private Placement Units issued to the Sponsor. $830,750 and $715,000 were outstanding under such Working Capital Loans as of March 31, 2024 and December 31, 2023, respectively.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial, and administrative services provided to members of the Management Team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on The Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three months ended March 31, 2024, the Company incurred $30,000, in administrative support fees, which is included in formation and operating costs in the accompanying statements of operations. For the three months ended March 31, 2023, the Company incurred $30,000 in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of March 31, 2024 and December 31, 2023, there was $10,000 and $10,000, respectively, outstanding, which is included on the accompanying balance sheets as “due to related party.”

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and securities that may be issued upon conversion of Working Capital Loans and extension loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a Registration Rights Agreement, dated July 19, 2021, entered into by the Company, the Sponsor, Initial Stockholders and the holder parties thereto (the “Registration Rights Agreement”). These holders will be entitled to make up to three demands, excluding short-form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO Registration Statement forms a part and may not exercise their demand rights on more than one occasion.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of shares of Class A Common Stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023 there were 4,271,711 and 4,271,711 shares of Class A Common Stock issued or outstanding, excluding 1,048,796 and 1,251,156 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of March 31, 2024 and, December 31, 2023 there were 1 and 1 shares of Class B Common Stock issued and outstanding, respectively, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than that identified below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 9, 2024, the Company, Kustom Entertainment, and the Kustom Entertainment Stockholder entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties terminated the Indemnification Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy, and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Recent Developments

On February 1, 2024, we entered into the Indemnification Agreement with Kustom Entertainment and the Kustom Entertainment Stockholder, pursuant to which Kustom Entertainment and the Kustom Entertainment Stockholder agreed to indemnify the Company and its officers and directors for liabilities incurred in connection with the Kustom Entertainment Stockholder disclosure incorporated by reference into the Kustom Entertainment Registration Statement.

On May 9, 2024, our Company, Kustom Entertainment, and the Kustom Entertainment Stockholder entered into the Termination Agreement, pursuant to which the parties terminated the Indemnification Agreement.

Extensions of Our Combination Period

We originally had up to 12 months from the closing of our Initial Public Offering, or until July 22, 2022, to consummate an initial Business Combination. However, as requested by our Sponsor and as permitted under our Amended and Restated Charter, on July 19, 2022, we extended the Combination Period by an additional three months from July 22, 2022 to October 22, 2022. In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from October 22, 2022 to July 22, 2023, or such earlier date as determined by our Board of Directors. In addition, at the 2023 Special Meeting held on July 19, 2023, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from July 22, 2023 to January 22, 2024, or such earlier date as determined by our Board of Directors. Thereafter, at the 2024 Special Meeting held on January 17, 2024, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from January 22, 2024 to July 22, 2024, or such earlier date as determined by our Board of Directors.

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

Founder Share Conversion

On July 20, 2023, upon the approval of the proposal to amend the Amended and Restated Charter to provide for the elective right of holders of shares of Class B Common Stock to convert such shares into shares of Class A Common Stock, on a one-for-one basis at any time prior to the closing of a Business Combination by our stockholders at the 2023 Special Meeting. we issued an aggregate of 3,457,806 shares of our Class A Common Stock to our Sponsor upon the Founder Share Conversion. The 3,457,806 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights, and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Founder Share Conversion, there were 5,522,867 shares of Class A Common Stock issued and outstanding and 1 share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion, our Sponsor held approximately 73.0% of our issued and outstanding Class A Common Stock.

Kustom Entertainment Business Combination

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

For a full description of the Kustom Entertainment Merger Agreement and the proposed Kustom Entertainment Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

Results of Operations

Our entire activity since inception up to March 31, 2024 relates to our formation, the Initial Public Offering, and, since the closing of the Initial Public Offering, a search for an initial Business Combination candidate. We will not be generating any operating revenues until the Closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had a net loss of $316,193, which consisted of formation and operating costs of $450,593 and provision for income taxes of $26,942, offset by interest earned on investments held in Trust Account of $134,398 and interest earned on cash held in bank of $2.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024 and December 31, 2023, we had cash of $5,784 and $162,933, respectively, and working capital deficit of $5,121,226 and working capital of $4,493,502, respectively. Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

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

On July 21, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Trust Account for the Public Stockholders that did not redeem Public Shares in the connection with the 2023 Extension. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. As of March 31, 2024, $360,000 was outstanding under the 2023 Extension Note.

On July 21, 2023, we issued the 2023 Working Capital Note in the principal amount of up to $300,000 to our Sponsor. The 2023 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date that our winding up is effective. We drew $300,000 under the 2023 Working Capital Note, which was outstanding as of March 31, 2024.

On January 22, 2024, we issued the 2024 Extension Note in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the 2024 Extension Amendment. The 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $180,000 under the 2024 Extension Note, which was outstanding as of March 31, 2024.

On January 22, 2024, we issued the 2024 Working Capital Note in the principal amount of up to $1,000,000 to our Sponsor. The 2024 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2024 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date of our winding up is effective. We have drawn $530,750 and $415,000 under the 2024 Working Capital Note as of March 31, 2024, and December 31, 2024, respectively.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us further Working Capital Loans. $830,750.00 and $715,000 were outstanding under Working Capital Loans as of March 31, 2024 and December 31, 2023, respectively.

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

Going Concern

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until July 22, 2024 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements and notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern and also do not include any adjustment that might result from the outcome of this uncertainty should an initial Business Combination not occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. We have two classes of shares, redeemable Common Stock and non-redeemable Common Stock. Our redeemable Common Stock is comprised of shares of Class A Common Stock sold in the Initial Public Offering. Our non-redeemable shares are comprised of shares of Class B Common Stock purchased by our Sponsor as well as shares of Class A Common Stock sold as part of the Private Placement Units and the Representative Shares. Earnings and losses are shared pro rata between the two classes of shares. Our statements of operations ally the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable Common Stock and non-redeemable Common Stock is calculated by dividing net loss, allocated proportionally to each class of Common Stock, attributable to us by the weighted average number of shares of redeemable and non-redeemable stock outstanding.

The calculation of diluted loss per share of Common Stock does not consider the effect of the rights issued in connection with the Initial Public Offering since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A Common Stock to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2024, due to the following material weaknesses identified in the prior reporting periods:

(i)	Accounting for complex financial instruments including those requiring us to apply complex accounting principles as a means of differentiating between liability, temporary equity, and permanent equity classification;

(ii)	controls needed to ensure the timeliness, completeness and accuracy of accruals; and

(iii)	controls needed to ensure the accuracy of the provision for income tax and the Delaware franchise tax;

(iv)	controls over the financial reporting process which failed to identify a material out of period adjustment that resulted in the restatement of previously issued financial statements; and

(v)	controls over compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of the Company’s tax liabilities.

In light of the material weaknesses described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial instruments and internal controls related to timeliness, completeness, and accuracy of accruals, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report, and (iii) Definitive Proxy Statements on Schedule 14A filed with the SEC on July 7, 2023 and January 3, 2024, and (iv) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2023, August 14, 2023 and November 14, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Kustom Entertainment and the Kustom Entertainment Business Combination, please see the Kustom Entertainment Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 15, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 17, 2024, we held the 2024 Special Meeting and our stockholders approved, among other things, the 2024 Extension Amendment, which extended the date by which we must consummate a Business Combination from January 22, 2024 (which was 30 months from the closing of the Initial Public Offering) to July 22, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the 2024 Extension Amendment, Public Stockholders holding 202,360 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $2,369,636, or approximately $11.71 per share to such redeeming Public Stockholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2024	202,360	$11.71	—	—

February 1 – February 29, 2024	—	—	—	—

March 1 – March 31, 2024	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On May 9, 2024, our Company, Kustom Entertainment, and the Kustom Entertainment Stockholder entered into the Termination Agreement, pursuant to which the parties terminated the Indemnification Agreement.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Third Amendment to Amended and Restated Certificate of Incorporation. (1)
10.1	Extension Note, dated January 22, 2024, issued to Yntegra Capital Investments, LLC. (1)
10.2	Working Capital Note, dated January 22, 2024, issued to Yntegra Capital Investments, LLC. (1)
10.3	Indemnification Agreement, dated February 1, 2024, between Clover Leaf Capital Corp., Kustom Entertainment, Inc., and Digital Ally, Inc. (2)
10.4	Termination Agreement, dated May 9, 2024, by and among Clover Leaf Capital Corp., Kustom Entertainment, Inc. and Digital Ally, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER LEAF CAPITAL CORP.

Date: May 15, 2024	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)