Form 10-Q
period 2024-06-30
Clover Leaf Capital Corp.
filed 2024-08-15
CIK 1849058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2024

or

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

As of August 15, 2024, there were 4,964,642 shares of Class A common stock, par value $0.0001 per share and 1 share of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

CLOVER LEAF CAPITAL CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOVER LEAF CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$51,117	$162,933
Prepaid expenses	68,178	122,364
Total current assets	119,295	285,297
Investments and cash held in Trust Account	12,900,905	14,648,926
Total Assets	$13,020,200	$14,934,223

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued costs and expenses	$1,073,630	$809,542
Income taxes payable	188,080	134,428
Excise Tax Payable	65,841	42,099
Promissory note to Related Party	4,657,765	3,842,015
Due to related party	30,000	10,000
Total current liabilities	6,015,316	4,838,084

Deferred underwriting commissions	4,840,931	4,840,931
Total Liabilities	10,856,247	9,679,015

Commitments and Contingencies (see Note 6)

Redeemable Common Stock:
Class A common stock subject to possible redemption, 1,048,796 and 1,251,156 Class A common stock shares at redemption value of $12.37 and $11.85 per share at June 30, 2024 and December 31, 2023, respectively	12,976,334	14,830,241

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,271,711 and 4,271,711 shares issued and outstanding (excluding 1,048,796 and 1,251,156 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	427	427
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 1 shares issued and outstanding June 30, 2024 and December 31, 2023, respectively	—	—
Accumulated deficit	(10,812,808)	(9,575,460)
Total Stockholders’ Deficit	(10,812,381)	(9,575,033)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$13,020,200	$14,934,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$446,437	$709,836	$897,030	$900,007
Loss from operations	(446,437)	(709,836)	(897,030)	(900,007)

Other income:
Interest and penalties	(8,814)	—	(8,814)	—
Interest and dividends earned on investments and cash held in Trust Account	131,730	222,121	266,128	421,354
Interest earned on cash held in bank	1	21	3	74
Total other income, net	122,917	222,142	257,317	421,428

Loss before provision for income taxes	(323,520)	(487,694)	(639,713)	(478,579)
Provision for income taxes	(26,710)	(47,220)	(53,652)	(88,799)
Net loss	$(350,230)	$(534,914)	$(693,365)	$(567,378)

Basic and diluted weighted average of Class A common stock outstanding	1,048,796	2,441,063	1,073,257	2,441,063
Basic and diluted net loss per share, Class A common stock	$(0.07)	$(0.08)	$(0.13)	$(0.10)

Basic and diluted weighted average Class B common stock outstanding	4,271,712	3,457,807	4,271,712	3,457,807
Basic and diluted net loss per share, Class B common stock	$(0.07)	$(0.08)	$(0.13)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	4,271,711	$427	1	$—	$—	$(9,575,460)	$(9,575,033)
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(260,857)	(260,857)
Excise tax liability on share redemptions	—	—	—	—	—	(23,741)	(23,741)
Net loss	—	—	—	—	—	(343,135)	(343,135)
Balance as of March 31, 2024	4,271,711	$427	1	$—	$—	$(10,203,193)	$(10,202,766)
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(259,385)	(259,385)
Net loss	—	—	—	—	—	(350,230)	(350,230)
Balance as of June 30, 2024	4,271,711	$427	1	$—	$—	$(10,812,808)	$(10,812,381)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	813,905	$81	3,457,807	$346	$—	$(7,730,617)	$(7,730,190)
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(120,011)	(120,011)
Net loss	—	—	—	—	—	(32,464)	(32,464)
Balance as of March 31, 2023	813,905	$81	3,457,807	$346	$—	$(7,883,092)	$(7,882,665)
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(179,029)	(179,029)
Net loss	—	—	—	—	—	(534,914)	(534,914)
Balance as of June 30, 2023	813,905	$81	3,457,807	$346	$—	$(8,597,035)	$(8,596,608)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOVER LEAF CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(693,365)	$(567,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividends earned on investments and cash held in Trust Account	(266,131)	(421,354)
Amortization of prepaid expenses	—	55,162
Changes in operating assets and liabilities:
Accrued costs and expenses	264,091	324,549
Prepaid expenses	54,187	—
Due to related party	20,000	—
Income taxes payable	53,652	88,799
Net cash used in operating activities	(567,566)	(520,222)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(360,000)	—
Trust Account withdrawal for redeeming shareholder payments	2,374,149	—
Net cash provided by Investing Activities	2,014,149	—

Cash Flows from Financing Activities:
Payments to redeeming shareholders	(2,374,149)	—
Proceeds from issuance of promissory note to related party	815,750	300,000
Net cash (used in) provided by financing activities	(1,558,399)	300,000

Net change in cash	(111,816)	(220,222)
Cash, beginning of the period	162,933	303,449
Cash, end of the period	$51,117	$83,227

Supplemental disclosure of cash flow information:
Recognition of liability for excise tax on redemptions	23,741	—
Accretion of Class A redeemable shares to possible redemption value	$520,242	$299,040

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering that the Company consummated on July 22, 2021 (the “Initial Public Offering” or “IPO”) and the Company’s efforts to pursue an initial Business Combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company will have only until October 22, 2024 to complete the initial Business Combination (the “Combination Period”). Pursuant to the terms of the Company’s Amended and Restated Charter and the Investment Management Trust Agreement, dated July 19, 2021 entered into between the Company and Continental, as trustee of the Trust Account (the “Trust Agreement”), in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must have deposited into the Trust Account $1,383,123 ($0.10 per share on or prior to the date of the applicable deadline) for each additional three-month period. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of an initial Business Combination. If the Company completes an initial Business Combination, it will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into Units at a price of $10.00 per Unit.

Extensions of the Combination Period

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

In connection with the 2023 Extension, the Company caused up to $360,000 to be deposited into the Trust Account in installments of $60,000 per month, which equates to approximately $0.048 per remaining Public Share, for each calendar month or portion thereof (commencing on July 22, 2024 and on the 22nd of each subsequent month until January 22, 2024), that the Company needs to complete an initial Business Combination, and such amount was distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of June 30, 2024, an aggregate of $360,000 had been deposited into the Trust Account.

On January 17, 2024, the Company held a special meeting of stockholders (the “January 2024 Special Meeting”). At the January 2024 Special Meeting, the Company’s stockholders approved an amendment (the “January 2024 Extension Amendment”) to the Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from January 22, 2024 to July 22, 2024, or such earlier date as determined by the Company’s Board (the “2024 Extension”).

In connection with the January 2024 Special Meeting, Public Stockholders holding 202,360 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $2,374,149 (approximately $11.73 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the January 2024 Extension Amendment, on January 22, 2024, the Company issued a promissory note (the “January 2024 Extension Note”) in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the January 2024 Extension Amendment. The January 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $360,000 under the January 2024 Extension Note, which was outstanding as of June 30, 2024.

On January 22, 2024, the Company deposited $60,000 into the Trust Account, and the Company will continue to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until July 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of June 30, 2024, $360,000 of the principal on the January 2024 Extension Note has been deposited into the Trust Account.

On July 18, 2024, the Company held a special meeting of stockholders (the “July 2024 Special Meeting”). At the July 2024 Special Meeting, the Company’s stockholders approved an amendment (the “July 2024 Extension Amendment”) to the Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from July 22, 2024 to October 22, 2024, or such earlier date as determined by the Company’s Board (the “July 2024 Extension”).

In connection with the July 2024 Special Meeting, Public Stockholders holding 355,865 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (together with the redemptions related to the 2022 Special Meeting, the 2023 Special Meeting, and the January 2024 Special Meeting and any future redemptions related to extension meetings, the “Redemptions”). As a result, $4,386,351 (approximately $12.33 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the July 2024 Extension Amendment, on July 22, 2024, the Company issued a promissory note (the “July 2024 Extension Note”) in the aggregate principal amount of up to $124,728 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $124,728 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the July 2024 Extension Amendment. The July 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

On July 19, 2024, the Company deposited $41,576 into the Trust Account, and the Company will continue to deposit $41,576 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until October 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of August 13, 2024, $41,576 of the principal on the July 2024 Extension Note has been deposited into the Trust Account.

Nasdaq Compliance—Minimum Public Holders and Annual Meeting Requirements

On March 7, 2024, the Company received a determination from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on August 31, 2023, indicating that the Company did not comply with the requirement to maintain a minimum 300 public holders as required by Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). On January 23, 2024, the Company received an additional deficiency notice from the Staff that the Company did not comply with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of stockholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”) because the Company did not hold an annual meeting of stockholders within twelve months of its fiscal year ended December 31, 2022. On March 1, 2024, the Company received a delisting determination from the Staff with respect to the Minimum Public Holders Requirement and the Annual Meeting Requirement. On March 8, 2024, the Company requested a hearing to appeal the determination, and the hearing was held on May 7, 2024. On June 5, 2024, the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing, subject to the obligation that, on or before August 28, 2024, the Company will complete a business combination with Kustom Entertainment (as defined below) and demonstrate compliance with all initial listing criteria. As a result of the Panel’s decision, the Company expects that its securities will continue to trade on The Nasdaq Capital Market so long as the Kustom Entertainment Business Combination (as defined below) is consummated on or prior to August 28, 2024.

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

Under the terms of the Indemnification Agreement, if the Company had not completed the initial Business Combination within the Combination Period, the Company would: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Sponsor had agreed that it would be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company had not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be have been able to satisfy those obligations. The Company had not asked the Sponsor to reserve for such obligations.

On May 9, 2024, the Company, Kustom Entertainment, and the Kustom Entertainment Stockholder entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties terminated the Indemnification Agreement.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on July 19, 2021, and through June 30, 2024, the Company withdrew $1,017,913 from the Trust Account to pay its liabilities related to federal, Florida state and Delaware franchise taxes. Through June 30, 2024, the Company remitted $777,312 to the respective tax authorities. Additionally, as of June 30, 2024, the Company had accrued but unpaid income tax liability of $188,080 and was in a credit position of $20,743 for Delaware franchise tax, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $240,601. As of June 30, 2024, the Company had $51,117 in its operating account and inadvertently used $240,601 of the funds withdrawn from the Trust Account for payment of taxes for payment of other operating expenses not related to taxes. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without recurring to additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Going Concern

As of June 30, 2024 and December 31, 2023, the Company had $51,117 and $162,933 in cash, respectively, and working capital deficit of $5,728,684 and $4,493,502 (net of Delaware franchise and income taxes), respectively.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5).

On July 21, 2023, the Company issued a promissory note (the “2023 Working Capital Note”) in the principal amount of up to $300,000 to the Sponsor. The 2023 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective.

At various dates in the fourth quarter of 2023, the Sponsor advanced to the Company $415,000 for the Company’s working capital needs. On January 22, 2024, the Company issued the January 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The January 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The funds advanced in the fourth quarter of 2023 were considered advanced under terms of this January 2024 Working Capital Note and were outstanding as of June 30, 2024.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). $1,170,750 and $715,000 were outstanding under Working Capital Loans as of June 30, 2024, and December 31, 2023, respectively.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 22, 2024 to consummate an initial Business Combination, unless otherwise extended. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary, should the Company be unable to continue as a going concern, and also do not include any adjustments that might result should an initial Business Combination not occur.

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

On June 24, 2024, the parties to the Kustom Entertainment Merger Agreement entered into the First Amendment to Merger Agreement (the “First Amendment”), pursuant to which the Outside Date (as defined in the Merger Agreement) was extended from July 22, 2024 to August 30, 2024.

Second Amendment to Lock-Up Agreement

Simultaneously with the execution and delivery of the Kustom Entertainment Merger Agreement, the Company, the Kustom Entertainment Stockholder, and the Sponsor entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Kustom Entertainment Stockholder agreed to certain transfer restrictions, with such restrictions applying to eighty-five percent (85%) of the shares of Class A Common Stock to be received by the Kustom Entertainment Stockholder as merger consideration in connection with the Business Combination (“Merger Consideration”). On June 24, 2024, the parties to the Lock-Up Agreement entered into the Second Amendment to Lock-Up Agreement (the “Second Lock-Up Amendment”), pursuant to which the amount of securities subject to the Lock-Up Agreement was reduced from eighty-five percent (85%) to between seventy percent (70%) and eighty percent (80%) of Class A Common Stock received by the Kustom Entertainment Stockholder as Merger Consideration, with the specific amount of securities subject to the Lock-Up Agreement set at the maximum amount in the range that ensures the satisfaction of the relevant closing condition in the Kustom Entertainment Merger Agreement, as determined by the Kustom Entertainment Stockholder in its reasonable discretion, subject to the approval of the Company.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

As discussed above, on July 19, 2023, holders of 376,002 shares of Common Stock elected to redeem their shares in connection with the 2023 Extension Amendment. As a result, $4,209,931 was removed from the Company’s Trust Account to pay such holders. On January 22, 2024, holders of 202,360 shares of Common Stock elected to redeem their shares in connection with the January 2024 Extension Amendment. As a result, $2,374,149 was removed from the Company’s Trust Account to pay such holders.

Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that $65,841 is required to be recorded as a liability, which remained outstanding on the Company’s balance sheet as of June 30, 2024.

During the second quarter, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

New SPAC Rules

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect the Company’s ability to negotiate and complete its initial Business Combination and may increase the costs and time related thereto.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (the “2023 Annual Report”) for the year ended December 31, 2023, as filed with the SEC on March 22, 2024. The accompanying condensed balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements included in the 2023 Annual Report. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had $51,117 and $162,933 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, the Company had $12,900,905 and $14,648,926 in investments held in the Trust Account, respectively.

As of June 30, 2024, and December 31, 2023, the Company’s investments were held in the Trust Account are held in an interest-bearing demand deposit account and are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities on June 30, 2024 and December 31, 2023 are as follows:

	Carrying Value as of June 30, 2024	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2024
Demand Deposit Account	12,900,905	—	—	12,900,905
	$12,900,905	$—	$—	$12,900,905

	Carrying Value as of December 31, 2023	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Demand Deposit Account	14,648,926	—	—	14,648,926
	$14,648,926	$—	$—	$14,648,926

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

As of June 30, 2024 and December 31, 2023, the Class A Common Stock reflected on the balance sheet is reconciled in the following table:

Gross Proceeds	$138,312,300
Proceeds allocated to equity rights	(760,718)
Less:
Issuance costs related to Class A common stock subject to possible redemption	(9,509,534)
Plus:
Remeasurement of carrying value to redemption value	12,344,937
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2021)	140,386,985
Less:
Redemptions of Class A common stock	(125,587,180)
Plus:
Remeasurement of carrying value to redemption value	3,483,582
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2022)	18,283,387
Plus:
Remeasurement of carrying value to redemption value	756,785
Less:
Redemptions of Class A common stock	(4,209,931)
Contingently redeemable Class A common stock subject to possible redemption (December 31, 2023)	14,830,241
Plus:
Remeasurement of carrying value to redemption value	260,857
Less:
Redemptions of Class A common stock	(2,374,149)
Contingently redeemable Class A common stock subject to possible redemption (March 31, 2024)	$12,716,949
Plus:
Remeasurement of carrying value to redemption value	(259,385)
Contingently redeemable Class A common stock subject to possible redemption (June 30, 2024)	$12,976,334

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

The basic and diluted loss per common stock is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(69,038)	$(221,357)	$(139,226)	$(234,792)
Denominator:
Weighted Average Class A common stock, basic and diluted	1,048,796	2,441,063	1,073,257	2,441,063
Basic and Diluted net loss per share, Class A common stock	$(0.07)	$(0.08)	$(0.13)	$(0.10)

Non-redeemable common stock
Numerator:
Net loss allocable to Class B common stock	$(281,192)	$(313,557)	$(554,139)	$(332,586)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	4,271,712	3,457,807	4,271,712	3,457,807
Basic and diluted net loss per share, common stock	$(0.07)	$(0.08)	$(0.13)	$(0.10)

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company’s effective tax rate was (8.26)% and (9.68%) for the three months ended June 30, 2024, and 2023, respectively, and (8.39)% and (18.55%) for the six months ended June 30, 2024, and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024, and 2023, due to the valuation allowance on the deferred tax assets.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO, under a promissory note. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. These loans were repaid upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses. As of June 30, 2024 and December 31, 2023, there is no amount outstanding under the promissory note.

On July 18, 2022, the Company issued the July 2022 Extension Note in the principal amount of $1,383,123 to the Sponsor in connection with the July 2022 Extension. The July 2022 Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the liquidation of the Company on or before October 22, 2022 or such liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,383,123 of the unpaid principal amount of the July 2022 Extension Note may be converted into Units of the Company (the “Conversion Units”) with the total Conversion Units so issued shall be equal to: (i) the portion of the principal amount of the July 2022 Extension Note being converted divided by (ii) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. The conversion feature included in the July 2022 Extension Note is closely related to the debt instrument itself and is not bifurcated from the host instrument. As a result, all debt proceeds received have been allocated to debt liability. As of June 30, 2024, and December 31, 2023, there was $1,383,892 outstanding under the July 2022 Extension Note.

On October 19, 2022, in connection with the October 2022 Extension, the Company issued the October 2022 Extension Note in the principal amount of $1,383,123 to the Sponsor pursuant to which the Sponsor loaned to the Company $1,383,123 to deposit into the Company’s Trust Account for each share of the Company’s Class A Common Stock that was not redeemed in connection with the October 2022 Extension. The October 2022 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination, or (ii) the date of the liquidation of the Company. As of June 30, 2024, and December 31, 2023, there was $1,383,123 outstanding under the October 2022 Extension Note.

On July 21, 2023, the Company issued a promissory note (the “2023 Extension Note”) in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into Trust Account for the Company’s Class A Common Stock, held by the Company’s public stockholders that were not redeemed in connection with the 2023 Extension. On July 21, 2023, the Company deposited $60,000 into the Trust Account, with such amount being treated as the first draw under the 2023 Extension Note, and the Company continued to deposit $60,000 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until January 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination or (ii) the date of the liquidation of the Company. The Sponsor deposited $360,000 in the Trust Account under the 2023 Extension Note, which was outstanding as of June 30, 2024 and December 31, 2023.

On July 21, 2023, the Company issued the 2023 Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The 2023 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The Company drew $300,000 under the 2023 Working Capital Note which was outstanding as of June 30, 2024.

On January 22, 2024, the Company issued the January 2024 Extension Note in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the January 2024 Extension Amendment. The January 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $360,000 under the January 2024 Extension Note, which was outstanding as of June 30, 2024.

On January 22, 2024, the Company issued the January 2024 Working Capital Note in the principal amount of up to $1,000,000 to the Sponsor. The January 2024 Working Capital Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The Company has drawn $870,750 and $415,000 under the January 2024 Working Capital Note as of June 30, 2024, and December 31, 2024, respectively.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial, and administrative services provided to members of the Management Team, in the amount of $10,000 per month. The administrative support agreement began on the day the Company first listed on The Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, in administrative support fees, which is included in formation and operating costs in the accompanying statements of operations. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in administrative support fees which is included in formation and operating costs in the accompanying statements of operations. As of June 30, 2024 and December 31, 2023, there was $30,000 and $10,000, respectively, outstanding, which is included on the accompanying balance sheets as “due to related party.”

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of shares of Class A Common Stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023 there were 4,271,711 and 4,271,711 shares of Class A Common Stock issued or outstanding, excluding 1,048,796 and 1,251,156 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of June 30, 2024 and, December 31, 2023 there were 1 and 1 shares of Class B Common Stock issued and outstanding, respectively, so that the Founder Shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

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

July 2024 Extension and Promissory Notes

On July 18, 2024, the Company held the July 2024 Special Meeting. At the July 2024 Special Meeting, the Company’s stockholders approved the July 2024 Extension Amendment to the Amended and Restated Charter to extend the date by which the Company must consummate its initial Business Combination from July 22, 2024 to October 22, 2024, or such earlier date as determined by the Company’s Board.

In connection with the July 2024 Special Meeting, Public Stockholders holding 355,865 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $4,386,351 (approximately $12.33 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the July 2024 Extension Amendment, on July 22, 2024, the Company issued the July 2024 Extension Note in the aggregate principal amount of up to $124,728 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $124,728 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the July 2024 Extension Amendment. The July 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company.

On July 19, 2024, the Company deposited $41,576 into the Trust Account, and the Company will continue to deposit $41,576 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by the Company to complete an initial Business Combination until October 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of August 13, 2024, $41,576 of the principal on the July 2024 Extension Note has been deposited into the Trust Account.

On July 22, 2024, the Company issued a promissory note (the “July 2024 Working Capital Note”) in the principal amount of up to $300,000 to the Sponsor. The July 2024 Working Capital Note was issued in connection with up to $300,000 of advances the Sponsor has made or may make in the future to the Company for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Company’s initial Business Combination or (ii) the date of the liquidation of the Company. As of August 13, 2024, no amounts had been drawn down on the July 2024 Working Capital Note.

Nasdaq Compliance—IM-5101-2 Requirement

On July 23, 2024, the Company received a delisting determination from the Staff of Nasdaq relating to the Company’s inability to complete a business combination within 36 months of the effectiveness of its IPO registration statement, which in the case of the Company, would be July 19, 2024 (the “Nasdaq Deadline”). The Company submitted its views to the Panel with respect to this deficiency on July 30, 2024. The Company’s securities will continue to trade on the Nasdaq Capital Market, pending the outcome of the Panel’s decision.

Filing of Definitive Proxy Statement and Prospectus

On July 30, 2024, the SEC declared the Kustom Entertainment Registration Statement effective, and on July 31, 2024, the Company filed a definitive proxy statement and prospectus, which are included in the Kustom Entertainment Registration Statement, with respect to the Kustom Entertainment Business Combination.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Extensions of Our Combination Period

We originally had up to 12 months from the closing of our Initial Public Offering, or until July 22, 2022, to consummate an initial Business Combination. However, as requested by our Sponsor and as permitted under our Amended and Restated Charter, on July 19, 2022, we extended the Combination Period by an additional three months from July 22, 2022 to October 22, 2022. In addition, at the 2022 Special Meeting held on October 19, 2022, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from October 22, 2022 to July 22, 2023, or such earlier date as determined by our Board of Directors. In addition, at the 2023 Special Meeting held on July 19, 2023, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from July 22, 2023 to January 22, 2024, or such earlier date as determined by our Board of Directors. Thereafter, at the January 2024 Special Meeting held on January 17, 2024, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from January 22, 2024 to July 22, 2024, or such earlier date as determined by our Board of Directors. Also, at the July 2024 Special Meeting held on July 18, 2024, our stockholders approved an amendment to our Amended and Restated Charter to extend the Combination Period from July 22, 2024 to October 22, 2024, or such earlier date as determined by our Board of Directors.

Recent Developments

July 2024 Extension and Promissory Notes

On July 18, 2024, we held the July 2024 Special Meeting. At the July 2024 Special Meeting, our stockholders approved the July 2024 Extension Amendment to the Amended and Restated Charter to extend the date by which we must consummate our initial Business Combination from July 22, 2024 to October 22, 2024, or such earlier date as determined by the Company’s Board.

In connection with the July 2024 Special Meeting, Public Stockholders holding 355,865 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $4,386,351 (approximately $12.33 per share) was removed from the Trust Account to pay such holders.

Following the approval and implementation of the July 2024 Extension Amendment, on July 22, 2024, we issued the July 2024 Extension Note in the aggregate principal amount of up to $124,728 the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $124,728 to deposit into our Trust Account for each Public Share that was not redeemed in connection with the July 2024 Extension Amendment. The July 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of the liquidation of our Company. We have drawn 41,576 under the July 2024 Extension Note as of August 13, 2024.

On July 19, 2024, we deposited $41,576 into the Trust Account, and we will continue to deposit $41,575.86 into the Trust Account for each additional calendar month (promptly following the 22nd of each calendar month), or portion thereof, that is needed by us to complete an initial Business Combination until October 22, 2024, and such amount will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination. As of August 13, 2024, $41,576 of the principal on the July 2024 Extension Note has been deposited into the Trust Account.

On July 22, 2024, we issued the July 2024 Working Capital Note in the principal amount of up to $300,000 to the Sponsor. The July 2024 Working Capital Note was issued in connection with up to $300,000 of advances the Sponsor has made or may make in the future to us for working capital expenses. The loan is non-interest bearing and payable upon the earlier of (i) the date of the consummation of our initial Business Combination or (ii) the date of the liquidation of our Company. As of August 13, 2024, no amounts had been drawn down on the July 2024 Working Capital Note.

Nasdaq Compliance—IM-5101-2 Requirement

On July 23, 2024, we received a delisting determination from the Staff of Nasdaq relating to our inability to complete a business combination before the Nasdaq Deadline. We submitted its views to the Panel with respect to this deficiency on July 30, 2024. Our securities will continue to trade on the Nasdaq Capital Market, pending the outcome of the Panel’s decision.

Filing of Definitive Proxy Statement and Prospectus

On July 30, 2024, the SEC declared the Kustom Entertainment Registration Statement effective, and on July 31, 2024, we filed a definitive proxy statement and prospectus, which are included in the Kustom Entertainment Registration Statement, with respect to the Kustom Entertainment Business Combination.

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

On June 24, 2024, the parties to the Kustom Entertainment Merger Agreement entered into the First Amendment, pursuant to which the Outside Date was extended from July 22, 2024 to August 30, 2024.

On July 30, 2024, the SEC declared the Kustom Entertainment Registration Statement effective, and on July 31, 2024, we filed a definitive proxy statement and prospectus, which are included in the Kustom Entertainment Registration Statement, with respect to the Kustom Entertainment Business Combination.

For a full description of the Kustom Entertainment Merger Agreement and the proposed Kustom Entertainment Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

Indemnification Agreement

On February 1, 2024, the Company entered into the Indemnification Agreement with Kustom Entertainment and the Kustom Entertainment Stockholder, pursuant to which Kustom Entertainment and the Kustom Entertainment Stockholder agreed to indemnify the Company and its officers and directors for liabilities incurred in connection with the Kustom Entertainment Stockholder disclosure incorporated by reference into the Kustom Entertainment Registration Statement.

On May 9, 2024, the Company, Kustom Entertainment, and the Kustom Entertainment Stockholder entered into the Termination Agreement, pursuant to which the parties terminated the Indemnification Agreement.

Second Amendment to Lock-Up Agreement

On June 24, 2024, the parties to the Lock-Up Agreement entered into the Second Lock-Up Amendment, pursuant to which the amount of securities subject to the Lock-Up Agreement was reduced from eighty-five percent (85%) to between seventy percent (70%) and eighty percent (80%) of Class A Common Stock received by the Kustom Entertainment Stockholder as Merger Consideration, with the specific amount of securities subject to the Lock-Up Agreement set at the maximum amount in the range that ensures the satisfaction of the relevant closing condition in the Kustom Entertainment Merger Agreement, as determined by the Kustom Entertainment Stockholder in its reasonable discretion, subject to our approval.

Results of Operations

Our entire activity since inception up to June 30, 2024 relates to our formation, the Initial Public Offering, and, since the closing of the Initial Public Offering, a search for an initial Business Combination candidate. We will not be generating any operating revenues until the Closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2024, we had a net loss of $350,230, which consisted of formation and operating costs of $446,437, provision for income taxes of $26,710, and interest and penalties of $8,814, offset by interest earned on investments held in Trust Account of $131,730 and interest earned on cash held in bank of $1.

For the six months ended June 30, 2024, we had a net loss of $693,365, which consisted of formation and operating costs of $897,030, provision for income taxes of $53,652, and interest and penalties of $8,814, offset by interest earned on investments held in Trust Account of $266,128 and interest earned on cash held in bank of $3.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024 and December 31, 2023, we had cash of $51,117 and $162,933, respectively, and working capital deficit of $5,728,684 and working capital of $4,493,502, respectively. Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000.

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

On July 21, 2023, the Company issued the 2023 Extension Note in the aggregate principal amount of up to $360,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Trust Account for the Public Stockholders that did not redeem Public Shares in the connection with the 2023 Extension. The 2023 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. As of June 30, 2024, $360,000 was outstanding under the 2023 Extension Note.

On July 21, 2023, we issued the 2023 Working Capital Note in the principal amount of up to $300,000 to our Sponsor. The 2023 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date that our winding up is effective. We drew $300,000 under the 2023 Working Capital Note, which was outstanding as of June 30, 2024.

On January 22, 2024, we issued the January 2024 Extension Note in the aggregate principal amount of up to $360,000 the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $360,000 to deposit into the Company’s Trust Account for each Public Share that was not redeemed in connection with the January 2024 Extension Amendment. The January 2024 Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the liquidation of the Company. The Company has drawn $360,000 under the January 2024 Extension Note, which was outstanding as of June 30, 2024.

On January 22, 2024, we issued the January 2024 Working Capital Note in the principal amount of up to $1,000,000 to our Sponsor. The January 2024 Working Capital Note was issued in connection with advances our Sponsor may make in the future to us as Working Capital Loans. The January 2024 Working Capital Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date of our winding up is effective. We have drawn $870,750 and $415,000 under the January 2024 Working Capital Note as of June 30, 2024, and December 31, 2023, respectively.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us further Working Capital Loans. $870,750 and $715,000 were outstanding under Working Capital Loans as of June 30, 2024 and December 31, 2023, respectively.

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

Going Concern

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” We have until October 22, 2024 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements and notes thereto contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern and also do not include any adjustment that might result from the outcome of this uncertainty should an initial Business Combination not occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2024, due to the following material weaknesses identified in the prior reporting periods:

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

(v)	controls over compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of our tax liabilities.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report, (iii) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 14, 2023, (iv) Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2023, August 14, 2023 and November 14, 2023, respectively, and (v) Definitive Proxy Statements on Schedule 14A filed with the SEC on July 7, 2023 and January 3, 2024, and July 5, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Kustom Entertainment and the Kustom Entertainment Business Combination, please see the Kustom Entertainment Registration Statement.

We have amended our Amended and Restated Charter to extend the date by which we must complete a Business Combination from July 22, 2024 to October 22, 2024 or such earlier date as determined by the Board. The extension pursuant to the July 2024 Extension Amendment (the “Additional Extension”) goes beyond the Nasdaq Deadline, which could lead Nasdaq to suspend trading in our securities or lead us to be delisted from Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on July 19, 2021, and our securities are currently listed on the Nasdaq Capital Market. Pursuant to our Amended and Restated Charter, we have until October 22, 2024 (or such shorter period of time as determined by our Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement. If a SPAC does not meet the Nasdaq Deadline, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by the Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Panel. The Hearings may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Panel’s review would be limited, as the Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the Nasdaq Deadline. In such cases, the Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq Deadline.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

The Additional Extension extends our termination date beyond the Nasdaq Deadline. As a result, the Additional Extension does not comply with Nasdaq rules, and consequently there is a risk that trading in our securities may be suspended and we may be subject to delisting by Nasdaq. On July 23, 2024, we received a delisting determination relating to our inability to complete a business combination by the Nasdaq Deadline. We submitted our views to the Panel with respect to this deficiency on July 30, 2024. Prior to such date, our securities will continue to trade on the Nasdaq Capital Market. We cannot assure that the Panel will render a favorable decision on this matter, or that our securities will not be suspended pending the Panel’s decision.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, as discussed in “Risk Factors — We have received Nasdaq notices for failing to comply with listing requirements and there is no assurance we will maintain our Nasdaq listing. If we cannot maintain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected” below.

We have received Nasdaq notices for failing to comply with listing requirements and there is no assurance we will maintain our Nasdaq listing. If we cannot maintain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On February 27, 2024, we were not able to demonstrate compliance with the Minimum Public Holders Requirement, and as such, on March 1, 2024, we received a notice from the Staff of Nasdaq informing us that our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel. Because the Staff of Nasdaq issued the notice us on March 1, 2024, we chose to forego submitting a plan of compliance to Nasdaq related to the Annual Meeting Requirement. We requested a hearing before the Panel on March 8, 2024, and the hearing was held on May 7, 2024.

On June 5, 2024, the Panel granted our request for continued listing, subject to the obligation that, on or before August 28, 2024, we will complete the Kustom Entertainment Business Combination and demonstrate compliance with all initial listing criteria. As a result of the Panel’s decision, we expect that our securities will continue to trade on Nasdaq so long as the Business Combination is consummated on or prior to August 28, 2024.

On July 23, 2024, we received a delisting determination relating to our inability to complete a business combination by the Nasdaq Deadline. We submitted our views to the Panel with respect to this deficiency on July 30, 2024. Prior to such date, our securities will continue to trade on the Nasdaq Capital Market. We cannot assure that the Panel will render a favorable decision on this matter, or that our securities will not be suspended pending the Panel’s decision.

As noted earlier, unless waived by Kustom Entertainment, the obligations of Kustom Entertainment to consummate the Business Combination are subject to the satisfaction of the condition that our Common Stock shall not have been suspended from trading as a result of a delisting from Nasdaq (the “Listing Condition”). If, notwithstanding the Panel’s decision, our common stock is suspended or delisted for any reason and Kustom Entertainment does not waive this closing condition, we will not be able to complete the Kustom Entertainment Business Combination.

If our common stock is suspended or delisted prior to the consummation of the Business Combination and Kustom Entertainment waives the Listing Condition and/or such event materially impacts our ability to list on a national securities exchange following the Kustom Entertainment Business Combination, we will promptly file a Current Report on Form 8-K to report such event, with sufficient advance notice prior to the consummation of the Kustom Entertainment Business Combination for stockholders to make an investment decision with respect to their shares.

If (i) Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, (ii) Kustom Entertainment waives the Listing Condition and (iii) the Kustom Entertainment Business Combination closes and stockholders receive unlisted shares, then we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is considered a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

A 1% U.S. federal Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the IR Act commencing in 2023, a 1% U.S. federal Excise Tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The Excise Tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the Excise Tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with an extension of the Combination Period may subject us to the Excise Tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the Combination Period is approved by our stockholders and such extension is implemented by the Board of Directors.

If the deadline for us to complete a Business Combination (currently October 22, 2024) is extended, our Public Stockholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase may be subject to the Excise Tax. The extent to which we would be subject to the Excise Tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the Excise Tax remain to be determined. Any Excise Tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

Our Public Stockholders’ exercise of redemption rights with respect to a large number of Public Shares in the Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public stockholders of SPACs at the time of a stockholder meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

Most recently, in connection with the July 2024 Special Meeting, 355,865 Public Shares were redeemed at a price per Public Share of approximately $12.33, reducing the total amount held in the Trust Account by approximately $4,386,351. As a result of the Redemptions, the number of outstanding Public Shares has been reduced to 692,931 Public Shares.

Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $12.37 per Public Share on the liquidation of our Trust Account, as of June 30, 2024. In certain circumstances, our Public Stockholders may receive less than $12.37 per share on the redemption of their Public Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 18, 2024, we held the July 2024 Special Meeting and our stockholders approved, among other things, the July 2024 Extension Amendment, which extended the date by which we must consummate a Business Combination from July 22, 2024 (which was 36 months from the closing of the Initial Public Offering) to October 22, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the July 2024 Extension Amendment, Public Stockholders holding 355,865 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $4,386,351, or approximately $12.33 per share to such redeeming Public Stockholders in the Extension Redemptions.

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	First Amendment to Agreement and Plan of Merger, dated as of June 24, 2024, by and among Clover Leaf Capital Corp., CL Merger Sub, Inc., Yntegra Capital Investments LLC in the capacity as Purchaser Representative, Kustom Entertainment, Inc. and Digital Ally, Inc. (2)
3.1	Fourth Amendment to Amended and Restated Certificate of Incorporation. (3)
10.1	Second Amendment to Lock-Up Agreement, dated June 24, 2024, by and among Clover Leaf Capital Corp., Yntegra Capital Investments LLC in the capacity as the Purchaser Representative and Digital Ally, Inc. (2)
10.1	Extension Note, dated July 22, 2024, issued to Yntegra Capital Investments, LLC. (3)
10.2	Working Capital Note, dated July 22, 2024, issued to Yntegra Capital Investments, LLC. (3)
10.4	Termination Agreement, dated May 9, 2024, by and among Clover Leaf Capital Corp., Kustom Entertainment, Inc. and Digital Ally, Inc. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 28, 2024.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER LEAF CAPITAL CORP.

Date: August 15, 2024	By:	/s/ Felipe MacLean
	Name:	Felipe MacLean
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Luis A. Guerra
	Name:	Luis A. Guerra
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)